Form 10-Q
period 2023-06-30
Janover Inc.
filed 2023-09-01
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
or
☐
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41748

JANOVER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(844) 885-6875
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	JNVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes
☒
    No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes
☒
    No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒
As of September
1
, 2023, the registrant had a total of 9,995,073 shares of its common stock, par value $0.00001 per share, issued and outstanding.

JANOVER INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	The effect of and uncertainties related the ongoing volatility in interest rates;

•	Our ability to achieve and maintain profitability in the future;

•	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

•	Our ability to respond to general economic conditions;

•	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

•	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	The success of our marketing efforts and our ability to expand our lender and borrower base;

•	Our ability to grow market share in existing markets or any new markets we may enter;

•	Our ability to develop new products, features and functionality that are competitive and meet market needs;

•	Our ability to realize the benefits of our strategy, including our financial services and platform productivity;

•	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates; and

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I

Item 1. Financial Statements

Janover Inc.
Unaudited Condensed Balance Sheets
As of June 30, 2023 and December 31, 2022

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,581,545	$981,125
Accounts receivable	99,243	38,287
Prepaid expenses	7,566	7,566
Total current assets	1,688,354	1,026,978
Intangible assets	16,178	16,178
Other assets	6,877	6,877
Right of use asset	86,566	109,661
Deferred offering costs	254,852	177,219
Total assets	$2,052,827	$1,336,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,595	$159,380
Right of use liability, current portion	41,182	45,516
Total current liabilities	233,777	204,896
Future equity obligations	659,408	539,582
Right of use of liability	49,269	67,057
Total liabilities	942,454	811,535

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both June 30, 2023 and December 2022	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 1,000 and 0 shares issued and outstanding as of June 30, 2023 and December 2022, respectively	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 7,064,008 shares issued and outstanding as of both June 30, 2023 and December 2022	71	71
Additional paid-in capital	4,998,020	3,794,988
Accumulated deficit	(3,887,718)	(3,269,681)
Total stockholders' equity	1,110,373	525,378
Total liabilities and stockholders' equity	$2,052,827	$1,336,913

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Unaudited Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$601,940	$734,690	$1,069,180	$1,166,466

Operating expenses:
Sales and marketing	315,445	433,850	609,190	768,788
Research and development	90,419	127,228	195,619	286,918
General and administrative	442,490	554,108	784,805	1,048,168
Total operating expenses	848,354	1,115,186	1,589,614	2,103,874
Loss from operations	(246,414)	(380,496)	(520,434)	(937,408)

Other income (expense):
Change in fair value of future equity obligations	(165,536)	-	(119,826)	(336,623)
Interest income	12,833	1,404	19,528	2,523
Other income	1,266	3,956	2,695	7,751
Total other income (expense)	(151,437)	5,360	(97,603)	(326,349)
Net loss	$(397,851)	$(375,136)	$(618,037)	$(1,263,757)

Weighted average common shares outstanding - basic and diluted	7,064,008	6,830,514	7,064,008	6,816,900

Net loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.09)	$(0.19)

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Unaudited Condensed Statements of Changes in Stockholders' Equity (Deficit)
For the Three and Six Months Ended June 30, 2023
and 2022

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	-	$-	-	$-	-	$-	199,562	$2	6,598,240	$66	$2,427,244	$(2,008,006)	$419,306
Recapitalization (Note 5)	10,000	-	-	-	6,797,802	68	(199,562)	(2)	(6,598,240)	(66)	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	22,434	-	-	-	-	-	146,170	-	146,170
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	258,420	-	258,420
Net loss	-	-	-	-	-	-	-	-	-	-	-	(888,621)	(888,621)
Balances at March 31, 2022	10,000	-	-	-	6,820,236	68	-	-	-	-	2,831,834	(2,896,627)	(64,725)
Shares issued as deferred offering costs	-	-	-	-	25,000	-	-	-	-	-	22,750	-	22,750
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	208,786	-	208,786
Net loss	-	-	-	-	-	-	-	-	-	-	-	(375,136)	(375,136)
Balances at June 30, 2022	10,000	$-	-	$-	6,845,236	$68	-	$-	-	$-	$3,063,370	$(3,271,763)	$(208,325)

Balances at December 31, 2022	10,000	$-	-	$-	7,064,008	$71	-	$-	-	$-	$3,794,988	$(3,269,681)	$525,378
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	99,156	-	99,156
Net loss	-	-	-	-	-	-	-	-	-	-	-	(220,186)	(220,186)
Balances at March 31, 2023	10,000	-	-	-	7,064,008	71	-	-	-	-	3,894,144	(3,489,867)	404,348
Issuance of preferred stock	-	-	1,000	-	-	-	-	-	-	-	1,000,000	-	1,000,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	103,876	-	103,876
Net loss	-	-	-	-	-	-	-	-	-	-	-	(397,851)	(397,851)
Balances at June 30, 2023	10,000	$-	1,000	$-	7,064,008	$71	-	$-	-	$-	$4,998,020	$(3,887,718)	$1,110,373

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(618,037)	$(1,263,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	203,032	467,206
Change in fair value of future equity obligations	119,826	336,623
Changes in operating assets and liabilities:
Accounts receivable	(60,956)	85,740
Prepaid expenses	-	(9,874)
Other assets	-	(4,483)
Accounts payable and accrued expenses	33,215	72,422
Right of use liability, net	973	-
Net cash used in operating activities	(321,947)	(316,123)
Cash flows from financing activities:
Issuance of preferred stock	1,000,000	-
Issuance of common stock, net of issuance costs	-	166,456
Deferred offering costs	(77,633)	(67,221)
Net cash provided by financing activities	922,367	99,235
Net change in cash	600,420	(216,888)
Cash at beginning of period	981,125	1,707,267
Cash at end of period	$1,581,545	$1,490,379

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Right of use asset and liability	$-	$144,132
Shares issued as deferred offering costs	$-	$22,750

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Notes to the Condensed Financial Statements

1.	NATURE OF OPERATIONS

Janover Inc. (“Janover” or the “Company”) was originally formed as Janover Ventures, LLC on November 28, 2018 in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. The Company provides technology connection to businesses and commercial property owners and lenders. The Company is headquartered in Boca Raton, Florida.

Reverse Stock Split

The Company effected a
1-for-6.82
 reverse stock split of its outstanding common stock on June 8, 2023. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on July 27, 2023, which resulted in the sale of
1,412,500 shares of common stock at a public offering price of $4.00 per share.  The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of $0.4 million and estimated offering expenses of approximately $0.3 million.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $618,037 and $1,263,757 during the periods ended June 30, 2023 and 2022, respectively, and had cash used in operations of $321,947 during the six months ended June 30, 2023.

Management’s Plans

As of September
1
, 2023, the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $1,581,545 of June 30, 2023, together with the approximate $5.0 million of net proceeds received in July 2023 from the Company’s IPO will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). The Company’s fiscal year is December 31.

Unaudited Interim Financial Information

The unaudited interim condensed financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the six-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s prospectus that forms a part of the Company’s Registration Statement on Form S-1 ( File No. 333-267907). The prospectus was filed with the SEC pursuant to Rule 424(b)(4) on July 26, 2023.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, valuation of future equity obligations and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held at one accredited financial institution.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less at the date of purchase to be cash equivalents.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:
9

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivable, prepaid expenses and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

See Note 4 and 5 for fair value disclosures of future equity obligations.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2023 and December 31, 2022, the Company determined there was no allowance for doubtful accounts necessary. There were no receivables charged-off during the six months ended June 30, 2023 or 2022.

Intangible Assets

Intangible assets represent various domain names the Company purchased. The Company owns the domain names indefinitely. Costs to renew domains are expensed as incurred.

Revenue Recognition

The Company accounts for revenue under ASC 606
, Revenue from Contracts with Customers
. The Company determines revenue recognition through the following steps:
•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company derives its revenue primarily from referral and advisory fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have transferred to the customer. The Company's services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $16,000 and $65,000 for the three months ended June 30, 2023 and 2022, and $32,000 and $130,000 for the six months ended June 30, 2023 and 2022, all respectively, which are included in sales and marketing expenses.
10

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were $90,419 and $127,228 for the three months ended June 30, 2023 and 2022, and $195,619 and $286,918 for the six months ended June 30, 2023 and 2022, all respectively.

Concentrations

The Company had three customers which accounted for 67% of accounts receivable as of June 30, 2023. The Company had five customers which accounted for 73% of accounts receivable as of December 31, 2022. During the six months ended June 30, 2023, two customers accounted for 47
% of the Company’s revenues. During the six months ended June 30, 2022, two customers accounted for
47%
of the Company’s revenues.  The Company may be negatively affected by the loss of one of these customers.

Future Equity Obligations

The Company has issued Simple Agreements for Future Equity (“SAFEs”) in exchange for cash financing. These funds have been classified as long-term liabilities. (See Note 5).

The Company has accounted for its SAFE investments as liability derivatives under the FASB’s ASC section 815-40 and ASC section 815-10. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings, under the guidance prescribed by ASC 825-10.

Offering Costs

The Company complies with the requirements of ASC 340,
Other Assets and Deferred Costs
, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs pertaining to future equity obligations are charged to interest expense upon completion of an offering. As of June 30, 2023, the Company had capitalized $254,852 of deferred offering costs.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718,
Compensation – Stock Compensation.
The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. For awards with service-based vesting conditions, the Company records the expense for using the straight-line method. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.
11

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2023, diluted net loss per share is the same as basic net loss per share. As of June 30, 2023 and 2022, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations (see Note 5). Other potentially dilutive items outstanding as of June 30 , 2023 and 2022 are as follows:

	June 30,
	2023	2022
Series A Preferred Stock	10,000	10,000
Series B Preferred Stock (convertible to common stock)	500,000	-
Stock options	422,214	452,639
Total potentially dilutive shares	932,214	462,639

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$659,408	$659,408
	$-	$-	$659,408	$659,408

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$539,582	$539,582
	$-	$-	$539,582	$539,582

The Company measures the future equity obligations at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the future equity obligations uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the future equity obligations related to updated assumptions and estimates are recognized within the statements of operations.
12

The future equity obligations may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of outcomes used to estimate the fair value of the liability. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The Company utilized a probability-weighted average approach based on the estimated market value of the underlying securities and the potential settlement outcomes of the future equity obligations, including a liquidity event or future equity financing as well as other settlement alternatives. Both the market value of the underlying securities and the probability of the settlement outcomes include unobservable Level 3 inputs.

As of December 31, 2022, the Company estimated a 95% probability of a liquidity event pursuant to the Company’s intent of an initial public offering and estimated the potential price per share of the offering. As of June 30, 2023, the Company estimated a 100
% probability of a liquidity event or an equity financing given developments with its planned IPO (see Note 1). As of June 30, 2023 and December 31, 2022, the Company utilized $
4.00 as the weighted-average fair value of the underlying common stock and calculated the potential number of shares to be converted based on the agreement terms (see Note 4) and the Company’s respective capitalization.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2023:

Future Equity
Obligations
Balance, December 31, 2022	$539,582
Change in fair value	119,826
Balance, June 30, 2023	$659,408

5.	FUTURE EQUITY OBLIGATIONS

In 2020, the Company initiated a Regulation Crowdfunding (“Regulation CF”) offering of Crowdfunding Simple Agreement for Future Equity (“Crowd SAFE”) securities. Each Crowd SAFE agreement, which provides the right of the investors to future equity in the Company, are subject to a valuation cap of $20,000,000.

If there is an equity financing of at least $2,000,000 in gross proceeds before the instrument expires or is terminated, the Company may either continue the term of the Crowd SAFE without conversion, or issue to the investor a number of units of the CF Shadow Series, as applicable, sold in the equity financing. The CF Shadow Series represent the same type of equity interests sold (preferred or common securities) in the equity financing, however members in the Shadow Series shall have no voting rights. The number of units of the CF Shadow Series equal the purchase amount divided by the Conversion Price. The Conversion Price is equivalent to a) the Safe Price, defined as the valuation cap divided by the number of dilutive units outstanding, or b) the Discount Price, which is the price per unit of the equity interests sold multiplied by the discount rate of 90%; whichever calculation results in a greater number of equity interests. If the Company continues the term of the Crowd SAFE after the initial equity financing, and another equity financing occurs before the termination of the instrument, the Company may further continue the term of the Crowd SAFE or may issue the investor a number of units of the CF Shadow Series equal to the purchase amount by the first equity financing price.

In 2022, the Company entered into SAFE agreements with several investors for total proceeds of $286,000. The agreements have a valuation cap of $50,000,000 and a discount of 20%.

In October 2022, the Company issued an aggregate of 218,772 shares of common stock for the conversion of $668,898 of the 2020 and 2021 SAFEs previously issued.

As of June 30, 2023 and December 31, 2022, the fair value of SAFEs was $659,408 and $539,582, respectively. See Note 4 for fair value disclosures.

Upon the Company’s IPO in July 2023, all remaining outstanding SAFEs were converted into

164,852 shares of common stock (see Note 9).

6.	STOCKHOLDERS’ EQUITY (DEFICIT)

Recapitalization and Amended and Restated Certificate of Incorporation

In April 2023, the Company filed with the Secretary of State of Delaware Series B Certificate of Designation, the Company is authorized to issue up to 1,000 shares of Series B Preferred Stock with a stated value of $1,000 per share.

In March 2022, the Company restated its Certificate of Incorporation to authorize 110,000,000 shares, consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.00001 per share. Upon the filing of the Amended and Restated Certification of Incorporation, each share of the Company’s Class A and Class B common stock was exchanged for one share of common stock, or an aggregate of 6,598,240 shares and 10,000 shares of Series A preferred stock.

As of June 30, 2023, there were 100,000 and 1,000 shares designated as Series A preferred stock and Series B preferred stock, respectively.

Series A Preferred Stock

Each share of Series A Preferred Stock is entitled to 10,000 votes. The holders of shares of Preferred Stock are entitled to vote on all matters on which the common stock shall be entitled to vote.

The holders of the Series A Preferred Stock are not entitled to dividends. Upon the event of liquidation, dissolution or winding up of the Company, voluntary or involuntary, the holders of our Series A Preferred Stock would be entitled to receive the initial stated value of the Company’s preferred stock.

Series B Preferred Stock

All of the outstanding shares of Series B Preferred Stock shall automatically convert along with the aggregate accrued or accumulated and unpaid dividends thereon into an aggregate number of shares of common stock as is determined by dividing the stated value per share along with the aggregate accrued or accumulated and unpaid dividends on the outstanding shares of Series B Preferred Stock by the Conversion Price, which means 50% of the purchase price per share in a Qualified Public Offering.

Upon the Company’s IPO in July 2023, all shares of Series B Preferred Stock were converted into 500,000 shares of common stock (see Note 9).

Transactions

On April 11, 2023, the Company sold 1,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $1,000,000, or value of $1,000 per share.

As of June 30, 2023 and December 31, 2022, the Company had 10,000 shares of Series A preferred stock, 1,000 shares of Series B preferred stock and 7,064,008 shares of common stock issued and outstanding.

Janover Inc. 2021 Equity Incentive Plan

In November 2021, the Board of Directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), effective as of November 1, 2021. The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board will administer the 2021 Plan until a Compensation Committee is established. The Board reserved 659,824 shares of common stock issuable upon the grant of awards. Stock options comprise all of the awards granted since the 2021 Plan’s inception. As of June 30, 2023, there were 237,610 shares available for grant under the 2021 Plan.
14

A summary of information related to stock options for the six months ended June 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	427,713	$1.40	$665,330
Forfeited	(5,499)	6.14
Outstanding as of June 30, 2023	422,214	$1.34	$853,536

Exercisable as of December 31, 2022	271,481	$1.37	$551,123
Exercisable as of June 30, 2023	284,402	$1.59	$650,570

The weighted average duration to expiration for outstanding options at June 30, 2023 was 8.46 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	n/a	1.92%
Expected term (in years)	n/a	5.61
Expected volatility	n/a	35.00%
Expected dividend yield	n/a	0%

Stock-based compensation expense of $103,876, $208,756, $203,032 and $467,206 was recognized for the three and six months ended June 30, 2023 and 2022, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to $225,228 as of December 31, 2022, which will be recognized over a weighted average period of 1.25 years.

Stock-based compensation, including options and shares issued for services was classified in the statements of operations as follows:

	Six Months Ended
	June 30,
	2023	2022
Sales and marketing	$68,984	$147,383
Research and development	38,353	45,517
General and administrative	95,695	274,306
	$203,032	$467,206

7.	RELATED PARTY TRANSACTIONS

Prior to the conversion to a corporation, the founder and Chief Executive Officer had control over 100% of the outstanding units and membership of the Company, and accounted for all contributions and distributions within members’ deficit. Upon the conversion, the founder and Chief Executive Officer’s outstanding units were converted into Class B common shares, which were converted into 10,000 shares of Series A preferred stock and 6,598,240 shares of common stock upon the recapitalization in March 2022 (see Note
6
).

During the three and six months ended June 30, 2023 and 2022, the Company incurred $57,999, $57,499, $114,998 and $114,113, respectively, to an entity owned by the Chief Executive Officer for compensation. The amounts are included in general and administrative expenses in the statements of op era
tions.

8.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

9.	SUBSEQUENT EVENTS

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). In the IPO, which closed on July 27, 202
3
, the Company issued and sold 1,412,500 shares of common stock at a public offering price of $4.00 per share.  The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of $0.4 million and estimated offering expenses of approximately $0.3 million.

Upon the IPO
, all outstanding SAFEs were converted into 164,852 shares of common stock.

Upon the IPO, all shares of Series B Preferred Stock were converted into 500,000 shares of common stock.

Upon the IPO, an aggregate of 852,628 shares of common stock were issued pursuant to option exercises and new common stock issuances to employees and advisors.

On the effective date of the IPO, the Company issued an aggregate of 180,000 options to purchase common stock to the board of directors with an exercise price of $4.00 per share.  Furthermore, in consideration for serving as a member of the board of directors, each director shall be paid a cash fee of $8,000 per fiscal quarter with the chairmen of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee to receive an additional $9,000, $3,500, and $1,500, respectively, each fiscal quarter, which begins accruing upon the IPO.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in the Registration Statement. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We provide a technology platform that connects commercial mortgage borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders (banks, credit unions, REITs, debt funds, and more) looking to deploy capital into commercial mortgages.

We have developed a flexible, two-sided, AI-enabled, B2B fintech marketplace that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, set up their own profile and submit and manage loan requests on their dashboard in a digital experience which is now enhanced by AI. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Capital Markets Advisors (inbound sales team) have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include banks, credit unions, real estate investment trusts (REITs), Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, commercial mortgage-backed securities (CMBS) lenders and Small Business Administration (SBA) lenders, and more.

Our business model includes earning a transaction fee each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. While we are generally paid by the lender or the borrower and are paid by both sometimes, as we scale, we expect the obligation of payment to be increasingly paid by the lender only, possibly in the form of subscriptions.  Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing. We do not make loans or share risk.

Strategy

Over the next 12 to 24 months, we plan to focus on our growth opportunities which are also the foundations of our competitive advantage.

We are focused on executing in the following ways:

1.	Accelerating our content machine, further delivering value to our borrowers, and improving our top-of-the-funnel net.

2.
Building out our product, enriching it with data and features, while making it easier for lenders to onboard borrowers to access more options, and our internal capital markets advisors to provide deeper value to both borrowers and lenders. We aim to create a denser network and stickier experience for all stakeholders.

3.	Expanding our performance marketing within and beyond multifamily to accelerate our acquisition of high-intent office, retail, hotel, self-storage, and small business borrower accounts.

All of this will be done by continuing to:

1.	Hire high-performing and aligned personnel to help us execute our strategy.

2.	Invest in our platform and technology.

3.	Cultivate a culture of creativity, hard work, innovation, curiosity, and community.

Economic and Market Risks and Uncertainties in Our Business Model

We may be negatively impacted by periods of economic downturns, recessions, and disruptions in the capital markets, credit and liquidity issues in the capital markets, including international, national, regional and local markets, tax and regulatory changes and corresponding declines in the demand for commercial real estate investment and related services. Historically, commercial real estate markets and, in particular, the U.S. commercial real estate market, have tended to be cyclical and related to the flow of capital to the sector, the condition of the economy as a whole and the perceptions and confidence of market participants to the economic outlook. Cycles in the real estate markets may lead to similar cycles in our earnings and significant volatility in our stock price. Further real estate markets may “lag” behind the broader economy such that even when underlying economic fundamentals improve in a given market, additional time may be required for these improvements to translate into strength in the real estate markets. The “lag” may be exacerbated when banks delay their resolution of commercial real estate assets whose values are less than their associated loans.

Negative economic conditions, changes in interest rates, credit and the availability of capital, both debt and/or equity, disruptions in capital markets, the uncertainty of the tax and regulatory environment or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, and (vii) declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets could adversely affect our results of operations. Any of the foregoing would adversely affect the operation and income of commercial real estate properties.

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in financing fees relating to such transactions. These effects would likely cause us to realize lower revenues. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues.

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events.

Seasonality

The commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters.

Results of Operations

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2023	2022	Change	Change %
Revenues	$601,940	$734,690	$(132,750)	-18%
Operating expenses:
Sales and marketing	315,445	433,850	(118,405)	-27%
Research and development	90,419	127,228	(36,809)	-29%
General and administrative	442,490	554,108	(111,618)	-20%
Total operating expenses	848,354	1,115,186	(266,832)	-24%
Loss from operations	(246,414)	(380,496)	134,082	-35%
Other income (expense)	(151,437)	5,360	(156,797)	-2925%
Net loss	$(397,851)	$(375,136)	$(22,715)	6%

Weighted average common shares outstanding - basic and diluted	7,064,008	6,830,514

Net loss per common share - basic and diluted	$(0.06)	$(0.05)

Revenue
Revenue for the three months ended June 30, 2023 was $601,940 as compared to $734,690 for the three months ended June 30, 2022, a decrease of $132,750. During the three months ended June 30, 2023 there were 45 transactions that closed on our marketplace, compared to 82 during the three months ended June 30, 2022. The average revenue per transaction was $13,346 in the three months ended June 30, 2023, compared to $8,960 for the three months ended June 30, 2022. This 48.9% increase in average revenue per transaction was the result of a change in the average loan size during the three months ended June 30, 2023 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  With the completion of our IPO in late July 2023, we will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers.  We target increasing both our number of transactions closed and our revenue per transaction closed.

Operating Expenses
Our operating expenses by category for the three months ended June 30, 2023, and 2022 is as follows:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Sales and Marketing Expenses:
Compensation and benefits	$247,830	$271,441	$(23,611)	(9%)
Advertising and marketing	15,613	64,649	(49,036)	(76%)
Stock based compensation	36,325	74,901	(38,576)	(52%)
Other	15,677	22,859	(7,182)	(31%)
Total sales and marketing expenses	$315,445	$433,850	$(118,405)	(27%)

Research and Development Expenses:
Compensation and benefits	$63,538	$105,087	$(41,549)	(40%)
Stock based compensation	19,439	11,882	7,557	64%
Software license fees	7,442	10,259	(2,817)	(27%)
Total research and development	$90,419	$127,228	$(36,809)	(29%)

General and Administrative Expenses:
Compensation and benefits	$264,402	$322,999	$(58,597)	(18%)
Stock based compensation	48,112	122,003	(73,891)	(61%)
Professional fees and insurance	64,117	25,272	38,845	154%
Office related expenses	24,767	40,812	(16,043)	(39%)
Information technology support	14,873	22,589	(7,716)	(34%)
Other	26,219	20,433	5,786	28%
Total general and administrative expenses	$442,490	$554,108	$(111,618)	(20%)

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended June 30, 2023 were $315,445, compared to $433,850 for the three months ended June 30, 2022, a decrease of $118,405. This decrease was primarily the result of: (a) a decrease in personnel expenses of $23,611 for the three months ended June 30, 2023 compared to the same period in 2022, (b) decreased advertising expenses of $49,036 for the three months ended June 30, 2023 compared to the same period in 2022, and (c) decreased non-cash stock-based compensation of $38,576 related to employee stock option expense during three months ended June 30, 2023, compared to the same period in 2022.  As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to be able to lower our customer acquisition costs driving more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the three months ended June 30, 2023 were $90,419, compared to $127,228 for the three months ended June 30, 2022, a decrease of $33,809. This decrease was primarily the result of decreased personnel expenses, as we focused during the first half of 2023 on reducing cost in advance of our successful capital raises in April and July, 2023. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and Administrative Expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended June 30, 2023 were $442,490 compared to $554,108 for the three months ended June 30, 2022, a decrease of $111,618. The primary reason for this variance was due to an increase in professional fees of $38,845 mitigated by a decrease of non-cash stock-based compensation of $73,891 and decreases in compensation and office expenses for the three months ended June 30, 2023 compared to the same period in 2022.  The increase in professional fees were in support of our capital raising process, which led to our successful initial public offering in July 2023.

Other income (expense)

Other income (expense) for the three months ended June 30, 2023 was an expense of $151,437, compared to income of $5,360 for the three months ended June 30, 2022, an increase in net expense of $156,797. This increased expense was the result of a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations.

Six Months Ended June 30, 2023, Compared to the Six Months Ended June 30, 2022

The following table provides certain selected financial information for the periods presented:

	Six Months Ended
	June 30,
	2023	2022	Change	Change %
Revenues	$1,069,180	$1,166,466	$(97,286)	-8%
Operating expenses:
Sales and marketing	609,190	768,788	(159,598)	-21%
Research and development	195,619	286,918	(91,299)	-32%
General and administrative	784,805	1,048,168	(263,363)	-25%
Total operating expenses	1,589,614	2,103,874	(514,260)	-24%
Loss from operations	(520,434)	(937,408)	416,974	-44%
Other income (expense)	(97,603)	(326,349)	228,746	-70%
Net loss	$(618,037)	$(1,263,757)	$645,720	-51%

Weighted average common shares outstanding - basic and diluted	7,064,008	6,816,900

Net loss per common share - basic and diluted	$(0.09)	$(0.19)

Revenue

Revenue for the six months ended June 30, 2023 was $1,069,180 as compared to $1,166,466 for the six months ended June 30, 2022, a decrease of $97,286. During the six months ended June 30, 2023 there were 94 transactions that closed on our marketplace, compared to 136 during the six months ended June 30, 2022. The average revenue per transaction was $11,374 in the six months ended June 30, 2023, compared to $8,577 for the six months ended June 30, 2022 representing a 32.6% increase in revenue per transaction. This increase in average revenue per transaction was the result of a change in the average loan size during the six months ended June 30, 2023 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  With the completion of our IPO in late July 2023, we will focus our efforts on revenue growth, with an emphasis on our most profitable customer cohorts. We target increasing both our number of transactions closed and our revenue per transaction closed.

Operating Expenses

Our operating expenses by category for the six months ended June 30, 2023, and 2022 is as follows:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Sales and Marketing Expenses:
Compensation and benefits	$476,358	$441,252	$35,106	8%
Advertising and marketing	32,204	130,381	(98,177)	(75%)
Stock based compensation	68,984	147,383	(78,399)	(53%)
Other	31,644	49,772	(18,128)	(36%)
Total sales and marketing expenses	$609,190	$768,788	$(159,598)	(21%)

Research and Development Expenses:
Compensation and benefits	$144,095	$219,951	$(75,856)	(34%)
Stock based compensation	38,353	45,517	(7,164)	(16%)
Software license fees	13,171	21,450	(8,279)	(39%)
Total research and development	$195,619	$286,918	$(91,299)	(32%)

General and Administrative Expenses:
Compensation and benefits	$457,900	$535,526	$(77,626)	(14%)
Stock based compensation	95,695	274,306	(178,611)	(65%)
Professional fees and insurance	112,086	110,395	1,691	2%
Office related expenses	56,686	62,043	(5,355)	(9%)
Information technology support	21,769	32,351	(10,582)	(33%)
Other	40,669	33,547	7,122	21%
Total general and administrative expenses	$784,805	$1,048,168	$(263,363)	(25%)

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the six months ended June 30, 2023 were $609,190, compared to $768,788 for the six months ended June 30, 2022, a decrease of $159,598. This decrease was primarily the result of: (a) decreased advertising expenses of $98,177 for the six months ended June 30, 2023 compared to the same period in 2022, and (b) decreased non-cash stock-based compensation of $78,399 related to employee stock option expense during six months ended June 30, 2023, compared to the same period in 2022.  As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to be able to lower our customer acquisition costs driving more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the six months ended June 30, 2023 were $195,619, compared to $286,918, for the six months ended June 30, 2022, a decrease of $91,299. This decrease was primarily the result of decreased personnel expenses, as we focused during the first half of 2023 on reducing cost in advance of our successful capital raises in April and July 2023. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and Administrative Expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the six months ended June 30, 2023 were $784,805, compared to $1,048,168 for the six months ended June 30, 2022, a decrease of $263,363.  The primary reason for this variance was due to a decrease of non-cash stock-based compensation of $178,611.

Other expense

Other expense (net) for the six months ended June 30, 2023 was $97,603, compared to a net expense of $326,349 for the six months ended June 30, 2022, an decrease in net expense of $228,746. This increased expense was the result of a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations.

Liquidity and Capital Resources; Going Concern

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financings. As of June 30, 2023, and December 31, 2022 we had $1,581,545 and 981,125 of cash and cash equivalents, respectively. As of June 30, 2023 we an accumulated deficit of $3,887,718 and net losses of $618,037 and $1,263,757 during the six months ended June 30, 2023 and 2022, respectively, had cash used in operations of $321,947 during the six months ended June 30, 2023. With the $1.0 million of proceeds raised from the sale of Series B preferred stock in the second quarter of 2023 and the closing of our initial public offering in July 2023 for approximately $5.0 million, Management believes capital is sufficient to sustain the Company’s operating expenses for at least one year. We expect to continue to generate operating losses for the foreseeable future as we focus on revenue growth.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. As such, we intend to invest in research and development and sales and marketing to drive that rapid growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2023	2022	Change
Cash from used in operating activities	$(321,947)	$(316,123)	$(5,824)
Cash from investing activities	$-	$-	$-
Cash from financing activities	$922,367	$99,235	$823,132

Cash from used in operating activities

For the six months ended June 30, 2023, cash used in operating activities was $321,947 compared to $316,123 for the six months ended June 30, 2022. The increase in cash used in operating activities was the result of funding changes in our working capital balances, primarily accounts receivable and accounts payable, mitigated by a reduction of our decreased loss from operations.

Cash from investing activities

During the six months ended June 30, 2023 and 2022, we did not have any cash from or used in investing activities.

Cash from financing activities

For the six months ended June 30, 2023, cash from financing activities was $922,367 compared to $99,235 for the six months ended June 30, 2022. The increase was the result of $1.0 million of gross proceeds from the sale of Series B preferred stock in April, 2023.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting standards in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and

•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, certificates of deposit and amounts due to stockholders. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed.

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718,
Compensation-Stock Compensation
. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employee’s required service period, which is generally the vesting period.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Interest Rate Risk

Our cash consists of cash in readily available checking accounts. We may also invest in short-term money market fund investments. Such interest-earning instruments carry a degree of interest rate risk, however, historical fluctuations in interest income have not been significant.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate control over our Exchange Act reporting disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in the Registration Statement on Form S-1 (File No. 333-
267907), as amended, originally filed with the U.S. Securities and Securities Exchange Commission (“SEC”) on October 14, 2022 (the “Registration Statement”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 11, 2023, the Company sold 1,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $1,000,000, or value of $1,000 per share.

Upon the IPO in July 2023
, all outstanding SAFEs were converted into 164,852 shares of common stock.

Upon the IPO in July 2023, all shares of Series B Preferred Stock were converted into 500,000 shares of common stock.

Upon the IPO in July 2023, an aggregate of 852,628 shares of common stock were issued pursuant to option exercises and new common stock issuances to employees and advisors.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1#	Amended and Restated Certificate of Incorporation of Janover Inc.
3.2#	Series A Preferred Stock Certificate of Designation
3.3#	Amended and Restated Bylaws
3.4#	Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#             Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.

*             Filed herewith

**          Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANOVER INC.
(Registrant)

Date: September 1, 2023	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 1, 2023	By:	/s/ Patrick Stinus
Senior Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

