Form 10-Q
period 2023-09-30
Janover Inc.
filed 2023-11-14
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
or
☐
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41748

JANOVER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	JNVR	The Nasdaq Stock Market LLC

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of November 14, 2023, the registrant had a total of 9,995,073 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	The effect of and uncertainties related the ongoing volatility in interest rates;

•	Our ability to achieve and maintain profitability in the future;

•	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

•	Our ability to respond to general economic conditions;

•	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

•	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	The success of our marketing efforts and our ability to expand our lender and borrower base;

•	Our ability to grow market share in existing markets or any new markets we may enter;

•	Our ability to develop new products, features and functionality that are competitive and meet market needs;

•	Our ability to realize the benefits of our strategy, including our financial services and platform productivity; and

•	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates .

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

PART I

Item 1. Financial Statements

Janover Inc.
Condensed Balance Sheets
As of September 30, 2023 and December 31, 2022
	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$5,815,008	$981,125
Accounts receivable	127,709	38,287
Prepaid expenses	191,411	7,566
Total current assets	6,134,128	1,026,978
Property and equipment, net	8,966	-
Intangible assets	16,178	16,178
Other assets	6,877	6,877
Right of use asset	74,763	109,661
Deferred offering costs	-	177,219
Total assets	$6,240,912	$1,336,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$165,708	$159,380
Right of use liability, current portion	50,987	45,516
Total current liabilities	216,695	204,896
Future equity obligations	-	539,582
Right of use liability	27,658	67,057
Total liabilities	244,353	811,535

Commitments and contingencies (Note 9)

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued
and outstanding as of both September 30, 2023 and December 31, 2022	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued
and outstanding as of both September 30, 2023 and December 31, 2022	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 9,995,073 and 7,064,008 shares
issued and outstanding as of September 30, 2023 and December 31, 2022 , respectively	100	71
Additional paid-in capital	11,462,705	3,794,988
Accumulated deficit	(5,466,246)	(3,269,681)
Total stockholders' equity	5,996,559	525,378
Total liabilities and stockholders' equity	$6,240,912	$1,336,913

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$583,785	$525,360	$1,652,965	$1,691,826

Operating expenses:
Sales and marketing	764,189	449,211	1,373,379	1,217,999
Research and development	246,883	94,199	442,502	381,117
General and administrative	1,211,359	584,042	1,996,164	1,632,210
Total operating expenses	2,222,431	1,127,452	3,812,045	3,231,326
Loss from operations	(1,638,646)	(602,092)	(2,159,080)	(1,539,500)

Other income (expense):
Change in fair value of future equity obligations	-	326,290	(119,826)	(10,333)
Interest income	57,587	3,005	77,115	5,528
Other income	2,531	5,155	5,226	12,906
Total other income (expense)	60,118	334,450	(37,485)	8,101
Net loss	$(1,578,528)	$(267,642)	$(2,196,565)	$(1,531,399)

Weighted average common shares outstanding - basic and diluted	9,180,889	6,845,236	7,769,635	6,920,939

Net loss per common share - basic and diluted	$(0.17)	$(0.04)	$(0.28)	$(0.22)

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Condensed Statements of Changes in Stockholders' Equity (Deficit)
For the Three and Nine Months Ended September 30, 2023
and 2022
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	-	$-	-	$-	-	$-	199,562	$2	6,598,240	$66	$2,427,244	$(2,008,006)	$419,306
Recapitalization (Note 7 )	10,000	-	-	-	6,797,802	68	(199,562)	(2)	(6,598,240)	(66)	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	22,434	-	-	-	-	-	146,170	-	146,170
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	258,420	-	258,420
Net loss	-	-	-	-	-	-	-	-	-	-	-	(888,621)	(888,621)
Balances at March 31, 2022	10,000	-	-	-	6,820,236	68	-	-	-	-	2,831,834	(2,896,627)	(64,725)
Shares issued as deferred offering costs	-	-	-	-	25,000	-	-	-	-	-	22,750	-	22,750
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	208,786	-	208,786
Net loss	-	-	-	-	-	-	-	-	-	-	-	(375,136)	(375,136)
Balances at June 30, 2022	10,000	-	-	-	6,845,236	68	-	-	-	-	3,063,370	(3,271,763)	(208,325)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	206,366	-	206,366
Net loss	-	-	-	-	-	-	-	-	-	-	-	(267,642)	(267,642)
Balances at September 30, 2022	10,000	$-	-	$-	6,845,236	$68	-	$-	-	$-	$3,269,736	$(3,539,405)	$(269,601)

Balances at December 31, 2022	10,000	$-	-	$-	7,064,008	$71	-	$-	-	$-	$3,794,988	$(3,269,681)	$525,378
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	99,156	-	99,156
Net loss	-	-	-	-	-	-	-	-	-	-	-	(220,186)	(220,186)
Balances at March 31, 2023	10,000	-	-	-	7,064,008	71	-	-	-	-	3,894,144	(3,489,867)	404,348
Issuance of preferred stock	-	-	1,000	-	-	-	-	-	-	-	1,000,000	-	1,000,000
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	103,876	-	103,876
Net loss	-	-	-	-	-	-	-	-	-	-	-	(397,851)	(397,851)
Balances at June 30, 2023	10,000	-	1,000	-	7,064,008	71	-	-	-	-	4,998,020	(3,887,718)	1,110,373
Issuance of common stock pursuant to IPO	-	-	-	-	1,412,500	14	-	-	-	-	5,649,986	-	5,650,000
Offering costs	-	-	-	-	375,000	4	-	-	-	-	(1,076,131)	-	(1,076,127)
Conversion of future equity obligations into common stock in connection with IPO	-	-	-	-	165,861	2	-	-	-	-	659,406	-	659,408
Conversion of preferred stock into common stock in connection with IPO	-	-	(1,000)	-	500,000	5	-	-	-	-	(5)	-	-
Issuance of common stock upon IPO for services and offering costs upon IPO	-	-	-	-	135,266	1	-	-	-	-	541,063	-	541,064
Exercise of stock options in connection with IPO	-	-	-	-	106,061	1	-	-	-	-	(1)	-	-
Cancellation of stock options and issuance of common stock in connection with IPO	-	-	-	-	236,377	2	-	-	-	-	571,257	-	571,259
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	119,110	-	119,110
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,578,528)	(1,578,528)
Balances at September 30, 2023	10,000	$-	-	$-	9,995,073	$100	-	$-	-	$-	$11,462,705	$(5,466,246)	$5,996,559

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	Sept e mber 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,196,565)	$(1,531,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	107	-
Issuance of common stock upon IPO for services	541,064	-
Stock-based compensation	893,400	673,572
Change in fair value of future equity obligations	119,826	10,333
Changes in operating assets and liabilities:
Accounts receivable	(89,422)	32,291
Prepaid expenses	(183,845)	(9,874)
Other assets	-	(4,483)
Accounts payable and accrued expenses	6,328	55,364
Right of use liability, net	968	-
Net cash used in operating activities	(908,139)	(774,196)
Cash flows from investing activities:
Purchases of property and equipment	(9,073)	-
Net cash used in investing activities	(9,073)	-
Cash flows from financing activities:
Proceeds from future equity obligations, net of financing fees	-	286,000
Issuance of preferred stock	1,000,000	-
Issuance of common stock	5,650,000	166,456
O ffering costs	(898,905)	(108,465)
Net cash provided by financing activities	5,751,095	343,991
Net change in cash	4,833,883	(430,205)
Cash at beginning of period	981,125	1,707,267
Cash at end of period	$5,815,008	$1,277,062

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of future equity obligations into common stock in connection with IPO	$659,408	$-
Conversion of preferred stock into common stock in connection with IPO	$1,000,000	$-
Right of use asset and liability	$-	$143,132
Shares issued as deferred offering costs	$-	$22,750

See accompanying notes to the unaudited condensed financial statements.

Janover Inc.
Notes to the Condensed Financial Statements

1.	NATURE OF OPERATIONS

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

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on July 27, 2023, which resulted in the sale of 1,412,500 shares of common stock at a public offering price of $4.00 per share. The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of $0.4 million and offering expenses of approximately $0.3 million.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $2,196,565 and $1,531,399 during the nine months ended September 30, 2023 and 2022, respectively, and had cash used in operations of $908,139 during the nine months ended September 30, 2023.

Management’s Plans

As of November 14, 2023,
the date of issuance of these unaudited interim condensed financial statements, the Company expects that its cash and cash equivalents of $5,815,008 as
of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP"). The Company’s fiscal year is December 31.

Unaudited Interim Financial Information

The unaudited interim condensed financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the nine-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents were held at accredited financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

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

9

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
6
 for fair value disclosures of future equity obligations.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2023 and December 31, 2022, the Company determined there was no allowance for doubtful accounts necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of the asset, which is three (3) to five (5) years for computer and hardware and five (5) to seven (7) years for the Company’s furniture and fixtures. Estimated useful lives are periodically assessed to determine if changes are appropriate. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost of these assets and related accumulated depreciation or amortization are eliminated from the balance sheets and any resulting gains or losses are included in the statement of operations in the period of disposal.

Intangible Assets

Intangible assets represent various domain names the Company purchased. The Company owns the domain names indefinitely. Costs to renew domains are expensed as incurred.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

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

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $30,000 and $118,000 for
the three months ended September 30, 2023 and 2022, and $63,000 and $248,000 for the nine months ended September 30, 2023 and 2022, all respectively, which are included in sales and marketing expenses.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were $246,883 and $94,199 for the three months ended September 30, 2023 and 2022, and $442,502 and $381,117 for the nine months ended September 30, 2023 and 2022, all respectively.

Concentrations

The Company had five customers which accounted for 73
% of accounts receivable as of September 30, 2023. The Company had four customers which accounted for 68% of accounts receivable as of December 31, 2022. During the nine months ended September 30, 2023, one customer accounted for
33% of the Company’s revenues. During the nine months ended September 30, 2022, two customers accounted for 43% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

Future Equity Obligations

The Company has issued Simple Agreements for Future Equity (“SAFEs”) in exchange for cash financing. These funds were classified as long-term liabilities prior to their conversion into shares of common stock upon the Company’s IPO (see Note 5).

The Company has accounted for its SAFE investments as liability derivatives under the FASB’s ASC section 815-40 and ASC section 815-10. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings, under the guidance prescribed by ASC 825-10.

Offering Costs

The Company complies with the requirements of ASC 340,
Other Assets and Deferred Costs
, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs pertaining to future equity obligations are charged to interest expense upon completion of an offering. As of September 30, 2023, the Company had no deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023, diluted net loss per share is the same as basic net loss per share. As of September 30, 2022, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations (see Note
6
). Other potentially dilutive items outstanding as of September 30, 2023 and 2022 are as follows:

	September 30,
	2023	2022
Series A Preferred Stock	10,000	10,000
Stock options	281,583	427,713
Restricted stock units	225,000	-
Warrants to purchase common stock	70,625	-
Total potentially dilutive shares	587,208	$437,713

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$-	$-
	$-	$-	$-	$-

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$539,582	$539,582
	$-	$-	$539,582	$539,582

The Company measured the future equity obligations at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the future equity obligations uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the future equity obligations related to updated assumptions and estimates are recognized within the statements of operations.

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

As of December 31, 2022, the Company estimated a 95% probability of a liquidity event pursuant to the Company’s intent of an initial public offering and estimated the potential price per share of the offering. Immediately prior to the IPO, the Company revalued the remaining outstanding SAFEs using a 100% probability of an equity financing and $4.00 as the fair value of the underlying common stock. Upon the IPO, the SAFEs converted into 165,861 shares of common stock at a fair value of $659,408.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2023:

Future Equity
Obligations
Balance, December 31, 2022	$539,582
Change in fair value	119,826
Conversion to common stock	(659,408)
Balance, September 30, 2023	$-
13

5.	PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment, net:

	September 30,	December 31,
	2023	2022
Computer and hardware	$5,464	$-
Furniture and fixtures	3,609	-
Total	9,073	-
Less: accumulated depreciation	(107)	-
Property and equipment, net	$8,966	$-

Depreciation expense was $107 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

6.	FUTURE EQUITY OBLIGATIONS

In 2020, the Company initiated a Regulation Crowdfunding (“Regulation CF”) offering of Crowdfunding Simple Agreement for Future Equity (“Crowd SAFE”) securities. Each Crowd SAFE agreement, which provided the right of the investors to future equity in the Company, was subject to a valuation cap of $
20,000,000.

If there was an equity financing of at least $
2,000,000
in gross proceeds before the instrument expires or was terminated, the Company could either continue the term of the Crowd SAFE without conversion, or issue to the investor a number of units of the CF Shadow Series, as applicable, sold in the equity financing. The CF Shadow Series represent the same type of equity interests sold (preferred or common securities) in the equity financing, however members in the Shadow Series shall have no voting rights. The number of units of the CF Shadow Series equal the purchase amount divided by the Conversion Price. The Conversion Price is equivalent to a) the Safe Price, defined as the valuation cap divided by the number of dilutive units outstanding, or b) the Discount Price, which is the price per unit of the equity interests sold multiplied by the discount rate of
90%; whichever calculation results in a greater number of equity interests. If the Company continues the term of the Crowd SAFE after the initial equity financing, and another equity financing occurs before the termination of the instrument, the Company may further continue the term of the Crowd SAFE or may issue the investor a number of units of the CF Shadow Series equal to the purchase amount by the first equity financing price.

In 2022, the Company entered into SAFE agreements with several investors for total proceeds of $286,000. The agreements ha
d
a valuation cap of $50,000,000 and a discount of 20%.

In October 2022, the Company issued an aggregate of 218,772 shares of common stock for the conversion of $668,898 of the 2020 and 2021 SAFEs previously issued.

Upon the Company’s IPO in July 2023, all remaining outstanding SAFEs were converted into 165,861 shares of common stock.

As of September 30, 2023 and December 31, 2022, the fair value of SAFEs was $0 and $539,582, respectively. See Note 4 for fair value disclosures.

7.	STOCKHOLDERS’ EQUITY

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

As of September 30, 2023, there were 100,000 shares designated as Series A preferred stock.

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

Stock Transactions

On April 11, 2023, the Company sold 1,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $1,000,000, or value of $1,000 per share.

In the IPO, which closed on July 27, 2023, the Company issued and sold 1,412,500 shares of common stock at a public offering price of $4.00 per share. The aggregate gross proceeds to the Company from the IPO were $5.65 million.
The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of $0.4 million and offering expenses of approximately $0.3 million.

Upon the IPO, all outstanding SAFEs were converted into 165,861 shares of common stock.

Upon the IPO, an aggregate of 135,266 shares of common stock were issued for services at a fair value of $4 per share. The Company recognized stock-based compensation expense of $541,064 during the nine months ended September 30, 2023 related to the issuance
.

Upon the IPO, an aggregate of 106,061 shares of common stock were issued pursuant to exercise of stock options for no proceeds.

Upon the IPO, an aggregate of 236,377 shares of common stock to employees and consultants were issued pursuant to the cancellation of stock options issued to such holders. The Company revaluated the cancelled options using the Black-Scholes options model immediately prior to modification
and compared to the fair value of the shares issued at $4.00 per share and the remaining expense to be recognized under the original option grant.
 Accordingly, the incremental difference of $571,259 was recognized as stock-based compensation expense in accordance with ASC 718-20-35 during the nine months ended September 30, 2023.

As of September 30, 2023 the Company had 10,000 shares of Series A preferred stock and 9,995,073 shares of common stock issued and outstanding. As of December 31, 2022, the Company had 10,000 shares of Series A preferred stock and 7,064,008 shares of common stock issued and outstanding.

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

Janover Inc. 2023 Equity Incentive Plan

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the number of awards reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception.

As of September 30, 2023, there were 880,634 shares available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the nine months ended September 30, 2023 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	427,713	$1.40	$665,330
Granted	220,000	3.50	$-
Exercised	(106,061)	0.07	$-
Forfeited	(21,995)	4.32	$-
Cancelled	(238,074)	2.42	$-
Outstanding as of September 30, 2023	281,583	$3.41	$-	(1)

Exercisable as of September 30, 2023	61,584	$3.10	$-	(1)
Exercisable as of December 31, 2022	271,481	$1.37	$551,123

(1)
As of September 30, 2023, all outstanding and exercisable stock options had no intrinsic value as the stock option exercise prices were above
 the current fair market value of the stock price, thus were out of the money
.

The weighted average duration to expiration for outstanding options at September 30, 2023 was 9.46 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	4.07%-4.63%	1.92%
Expected term (in years)	5.75	5.61
Expected volatility	35.00%	35.00%
Expected dividend yield	0%	0%

Stock-based compensation expense
related to

stock

options was
$113,902
and
$206,366
for the three months ended September 30, 2023 and 2022, respectively.  Stock-based compensation expense related to stock
options was

$316,124 and $673,572
for the nine months ended September 30, 2023 and 2022, respectively
. Total unrecognized compensation cost related to non-vested stock option awards amounted to $270,520 as of September 30, 2023, which will be recognized over a weighted average period of 1.15 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriters at an exercise price of $4.40, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024 until July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 225,000 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 8). The RSUs vest over a period of
4 years. The Company recorded stock-based compensation expense of $6,017 in the statements of operations for the nine months ended September 30, 2023. Total unrecognized compensation cost related to non-vested restricted common stock amounted to $286,483 as of September 30, 2023, which is expected to be recognized over
4 year
s
.

Total stock-based compensation, including the cancellation of options, common shares issued for services and RSUs was classified in the statements of operations as follows:

	Nine Months Ended
	September 30,
	2023	2022
Sales and marketing	$513,330	$219,518
Research and development	209,329	55,542
General and administrative	711,805	398,512
	$1,434,464	$673,572

8.	RELATED PARTY TRANSACATIONS

Prior to the conversion to a corporation, the founder and Chief Executive Officer had control over 100% of the outstanding units and membership of the Company, and accounted for all contributions and distributions within members’ deficit. Upon the conversion, the founder and Chief Executive Officer’s outstanding units were converted into Class B common shares, which were converted into 10,000 shares of Series A preferred stock and 6,598,240 shares of common stock upon the recapitalization in March 2022 (see Note
7
).

During the three and nine months ended September 30, 2023 and 2022, the Company incurred $13,269, $14,154, $128,267 and $128,267, respectively, to an entity owned by the Chief Executive Officer for compensation. The amounts are included in general and administrative expenses in the statements of operations.

In consideration for serving as a member of the board of directors, each director shall be paid a cash fee of $8,000 per fiscal quarter with the chairmen of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee to receive an additional $9,000, $3,500, and $1,500, respectively, each fiscal quarter, which begins accruing upon the IPO. During the nine months ended September 30, 2023, the Company incurred approximately $35,000 in director fees. The amounts are included in general and administrative expenses in the statements of operations.

During the three and nine months ended September 30, 2023, the Company paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director, $1,500 and $10,500, respectively, in consideration for consulting services rendered.

On September 6, 2023, Patrick Stinus resigned from his position as Senior Vice President and Interim Chief Financial Officer of the Company. Mr. Stinus indicated that his resignation from the Company is not due to any disagreement with respect to the Company’s operations, policies, or practices.

On September 7, 2023, the Company entered into an at-will employment agreement with Mr. Bruce S. Rosenbloom (the “Employment Agreement”) to serve as Chief Financial Officer of the Company, effective immediately (the “Effective Date”). The Employment Agreement has an initial term which shall commence from the Effective Date and continue until December 31, 2025 (the “Initial Term”) and shall automatically renew for an additional one-year period at the end of the Initial Term and each anniversary thereafter (a “Renewal Term”) provided that at least 90 days prior to the expiration of any Renewal Term either Party provides written notice of its intention not to extend the term of the Employment Agreement.

9.	COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

10.	SUBSEQUENT EVENTS

Through the issuance date, the Company has granted 24,000 options to purchase common stock to employees and consultants.

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

Overview

We provide a technology platform that connects commercial mortgage borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders (banks, credit unions, real estate investment trusts (“REITs”), debt funds, and more) looking to deploy capital into commercial mortgages.

We have developed a flexible, two-sided, AI-enabled, B2B fintech marketplace that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, set up their own profile and submit and manage loan requests on their dashboard in a digital experience which is now enhanced by AI. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Our capital markets advisors (inbound sales team) have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, commercial mortgage-backed securities (“CMBS”) lenders and Small Business Administration (“SBA”) lenders, and more.

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

19

2.
Building out our product, enriching it with data and features, while making it easier for lenders to onboard, borrowers to access more options, and our internal capital markets advisors to provide deeper value to both borrowers and lenders. We aim to create a denser network and stickier experience for all stakeholders.

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

Results of Operations

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022

The following table provides certain selected financial information for the periods presented:
	Three Months Ended
	September 30,
	2023	2022	Change	Change %
Revenues	$583,785	$525,360	$58,425	11%
Operating expenses:
Sales and marketing	764,189	449,211	314,978	70%
Research and development	246,883	94,199	152,684	162%
General and administrative	1,211,359	584,042	627,317	107%
Total operating expenses	2,222,431	1,127,452	1,094,979	97%
Loss from operations	(1,638,646)	(602,092)	(1,036,554)	172%
Other income (expense)	60,118	334,450	(274,332)	-82%
Net loss	$(1,578,528)	$(267,642)	$(1,310,886)	490%

Weighted average common shares outstanding -
basic and diluted	9,180,889	6,845,236

Net loss per common share - basic and diluted	$(0.17)	$(0.04)
Revenue

Revenue for the three months ended September 30, 2023 was $583,785 as compared to $525,360 for the three months ended September 30, 2022, an increase of 11%. The increase in revenue for the three months ended September 30, 2023 was significantly influenced by the growth of our Small Business Administration (“SBA”) loans. During the three months ended September 30, 2023 there were 60 transactions that closed on our marketplace, compared to 93 during the three months ended September 30, 2022. The average revenue per transaction was $9,673 in the three months ended September 30, 2023, compared to $5,419 for the three months ended September 30, 2022. This 78% increase in average revenue per transaction was the result of a change in the average loan size during the three months ended September 30, 2023 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period. With the completion of our IPO in late July 2023, we will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We target increasing both our number of transactions closed and our revenue per transaction closed.

Operating Expenses

Our operating expenses by category for the three months ended September 30, 2023, and 2022 is as follows:

	Three Months Ended
	September 30,
	2023	2022	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$270,314	$239,709	$30,605	13%
Advertising & marketing	30,488	117,922	(87,434)	-74%
Stock-based compensation	444,346	72,135	372,211	516%
Other	19,041	19,445	(404)	-2%
Total sales and marketing expenses	$764,189	$449,211	$314,978	70%

Research and Development Expenses:
Compensation and benefits	$63,845	$67,437	$(3,592)	-5%
Stock-based compensation	170,977	10,025	160,952	1606%
Software license fees	12,061	16,737	(4,676)	-28%
Total research and development expenses	$246,883	$94,199	$152,684	162%

General and Administrative Expenses:
Compensation and benefits	$337,954	$324,057	$13,897	4%
Stock-based compensation	616,110	124,206	491,904	396%
Professional fees and insurance	175,326	28,721	146,605	510%
Office related expenses	19,582	36,482	(16,900)	-46%
Information technology support	14,041	(11,267)	25,308	-225%
Other	48,346	81,843	(33,497)	-41%
Total general and administrative expenses	$1,211,359	$584,042	$627,317	107%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended September 30, 2023 were $764,189, compared to $449,211 for the three months ended September 30, 2022, an increase of $314,978, or 70%. The majority of the increase can be attributed to an increase in stock-based compensation expense during three months ended September 30, 2023, due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  Offsetting this increase in sales and marketing expenses for the three months ended September 30, 2023, was a $87,434 reduction in advertising and marketing expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the three months ended September 30, 2023 were $246,883 compared to $94,199 for the three months ended September 30, 2022, an increase of $152,684, or 162%. The majority of the increase can be attributed to an increase in stock-based compensation expense during three months ended September 30, 2023 due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended September 30, 2023 were $1,211,359 compared to $584,042 for the three months ended September 30, 2022, an increase of $627,317, or 107%. The majority of the increase can be attributed to an increase in professional fees and stock-based compensation expense during the three months ended September 30, 2023 due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022. This increase in professional fees and stock-based compensation were in support of our capital raising process, which led to our successful initial public offering in July 2023.

Other income (expense)

Other income (expense) for the three months ended September 30, 2023, was an income of $60,118, compared to income of $334,450 for the three months ended September 30, 2022, a decrease of $274,332. The decrease in other income was primarily the result of a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO.

Nine Months Ended September 30, 2023, Compared to the Nine Months Ended September 30, 2022

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended
	September 30,
	2023	2022	Change	Change %
Revenues	$1,652,965	$1,691,826	$(38,861)	-2%
Operating expenses:
Sales and marketing	1,373,379	1,217,999	155,380	13%
Research and development	442,502	381,117	61,385	16%
General and administrative	1,996,164	1,632,210	363,954	22%
Total operating expenses	3,812,045	3,231,326	580,719	18%
Loss from operations	(2,159,080)	(1,539,500)	(619,580)	40%
Other income (expense)	(37,485)	8,101	(45,586)	-563%
Net loss	$(2,196,565)	$(1,531,399)	$(665,166)	43%

Weighted average common shares outstanding -
basic and diluted	7,769,635	6,920,939

Net loss per common share - basic and diluted	$(0.28)	$(0.22)

Revenue

Revenue for the nine months ended September 30, 2023 was $1,652,965 as compared to $1,691,826 for the nine months ended September 30, 2022, a decrease of 2%.
The increase in revenue for the nine months ended September 30, 2023 was significantly influenced by the growth of our SBA loans.
During the nine months ended September 30, 2023 there were 154 transactions that closed on our marketplace, compared to 229 during the nine months ended September 30, 2022. The average revenue per transaction was $10,575 in the nine months ended September 30, 2023, compared to $7,146 for the nine months ended September 30, 2022 representing a 48% increase in revenue per transaction. This increase in average revenue per transaction was the result of a change in the average loan size during the nine months ended September 30, 2023 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period. With the completion of our IPO in late July 2023, we will focus our efforts on revenue growth, with an emphasis on our most profitable customer cohorts. We target increasing both our number of transactions closed and our revenue per transaction closed.

Operating Expenses

Our operating expenses by category for the nine months ended September 30, 2023, and 2022 is as follows:
	Nine Months Ended
	September 30,
	2023	2022	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$746,672	$680,960	$65,712	10%
Advertising & marketing	62,692	248,303	(185,611)	-75%
Stock-based compensation	513,330	219,518	293,812	134%
Other	50,685	69,218	(18,533)	-27%
Total sales and marketing expenses	$1,373,379	$1,217,999	$155,380	13%

Research and Development Expenses:
Compensation and benefits	$207,941	287,388	$(79,447)	-28%
Stock-based compensation	209,329	55,542	153,787	277%
Software license fees	25,232	38,187	(12,955)	-34%
Total research and development expenses	$442,502	$381,117	$61,385	16%

General and Administrative Expenses:
Compensation and benefits	$795,854	859,583	$(63,729)	-7%
Stock-based compensation	711,805	398,512	313,293	79%
Professional fees and insurance	287,412	139,115	148,297	107%
Office related expenses	76,268	98,525	(22,257)	-23%
Information technology support	35,810	21,084	14,726	70%
Other	89,015	115,391	(26,376)	-23%
Total general and administrative expenses	$1,996,164	$1,632,210	$363,954	22%
Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the nine months ended September 30, 2023 were $1,373,379, compared to $1,217,999 for the nine months ended September 30, 2022, an increase of $155,380, or 13%. The majority of the increase can be attributed to an increase in stock-based compensation expense during nine months ended September 30, 2023, due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  Offsetting this increase in sales and marketing expenses for the nine months ended September 30, 2023, was a $185,611 reduction in advertising and marketing expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the nine months ended September 30, 2023 were $442,502, compared to $381,117, for the nine months ended September 30, 2022, an increase of $61,385, or 16%. The majority of the increase can be attributed to an increase in stock-based compensation expense during nine months ended September 30, 2023 due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the nine months ended September 30, 2023 were $1,996,164, compared to $1,632,210 for the nine months ended September 30, 2022, an increase of $363,954, or 22%.

The majority of the increase can be attributed to an increase in professional fees and stock-based compensation expense during nine months ended September 30, 2023, due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  This increase in professional fees and stock-based compensation were in support of our capital raising process, which led to our successful initial public offering in July 2023.

Other income (expense)

Other income (expense) for the nine months ended September 30, 2023 was an expense of ($37,485), compared to income of $8,101 for the nine months ended September 30, 2022, a decrease to income of $45,586. This decrease to income was the result of a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations for conversion into common stock upon IPO, which were capitalized on our balance sheet in connection with our IPO.

Liquidity and Capital Resources; Going Concern

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of September 30, 2023 and December 31, 2022, we had $5,815,008 and 981,125 of cash and cash equivalents, respectively. As of September 30, 2023, we an accumulated deficit of $5,466,246 incurred net losses of $2,196,565 and $1,531,399 during the nine months ended September 30, 2023 and 2022, respectively, had cash used in operations of $908,139 during the nine months ended September 30, 2023. With the $1.0 million of proceeds raised from the sale of Series B preferred stock in the second quarter of 2023 and the closing of our initial public offering in July 2023 for approximately $5.0 million, management believes capital is sufficient to sustain the Company’s operating expenses for at least one year. We expect to continue to generate operating losses for the foreseeable future as we focus on revenue growth.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. As such, we intend to invest in research and development and sales and marketing to drive that rapid growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2023	2022	Change
Cash from used in operating activities	$(908,139)	$(774,196)	$(133,943)
Cash from investing activities	$(9,073)	$-	$(9,073)
Cash from financing activities	$5,751,095	$343,991	$5,407,104
Cash from used in operating activities

For the nine months ended September 30, 2023, cash used in operating activities was $908,139 compared to $774,196 for the nine months ended September 30, 2022. The increase in cash used in operating activities was the result of funding changes in our working capital balances, primarily accounts receivable, prepaid expenses and of our increased loss from operations.

Cash from investing activities

For the nine months ended September 30, 2023 cash from investing activities was $9,073 compared to $0 for the nine months ended September 30, 2022. The increase in cash used in investing activities was related to the purchase of property and equipment.

Cash from financing activities

For the nine months ended September 30, 2023, cash from financing activities was $5,751,095 compared to $343,991 for the nine months ended September 30, 2022. The increase was the result of $1.0 million of gross proceeds from the sale of Series B preferred stock in April 2023 and initial public offering in July 2023 for approximately $5.0 million in net proceeds.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA per share

To provide investors and the market with additional information regarding our financial results, we have disclosed (see below) adjusted EBITDA and adjusted EBITDA per share, non-GAAP financial measures that we calculate as net loss excluding; stock-based compensation expense; depreciation; and other income (expense). We have provided reconciliations below of adjusted EBITDA to net loss and adjusted EBITDA per share to earnings per share, the most directly comparable GAAP financial measures.

We have included adjusted EBITDA and adjusted EBITDA per share, herein, because they are key measures used by our management and Board of Directors to evaluate our operating performance, generate future operating plans, and make strategic decisions regarding the allocation of capital. In particular, the exclusion of certain expenses in calculating adjusted EBITDA facilitates operating performance comparability across reporting periods by removing the effect of non-cash expenses. Accordingly, we believe that adjusted EBITDA and adjusted EBITDA per share provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and Board of Directors.

We believe it is useful to exclude non-cash charges, such as, stock-based compensation expense and depreciation from our adjusted EBITDA and adjusted EBITDA per share, because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. In addition, we believe it is useful to exclude in our adjusted EBITDA and adjusted EBITDA per share other income (expense), as neither are components of our core business operations. Adjusted EBITDA and adjusted EBITDA per share have limitations as financial measures, these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Although depreciation are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA per share do not reflect capital expenditure requirements for such replacements or for new capital expenditures;

•
Adjusted EBITDA and adjusted EBITDA per share do not reflect stock-based compensation. Stock-based compensation has been, and will continue to be for the foreseeable future, a material recurring expense in our business and an important part of our compensation strategy;

•	Adjusted EBITDA and adjusted EBITDA per share do not reflect other income (expense); or changes in, or cash requirements for, our working capital; and

•	Other companies, including companies in our industry, may calculate adjusted EBITDA and adjusted EBITDA per share differently, which reduces these measures’ usefulness as comparative measures.

Because of these and other limitations, you should consider adjusted EBITDA and adjusted EBITDA per share only as supplemental to, and alongside with other GAAP based financial performance measures, including various cash flow metrics, net loss, and our other GAAP results.

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

Reconciliation of Non-GAAP Measures
Janover Inc.
(
Unaudited
)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(1,578,528)	$(267,642)	$(2,196,565)	$(1,531,399)

Add (subtract):

Share-based compensation	1,231,433	206,366	1,434,464	673,572
Depreciation	107	-	107	-
Other income (expense)	60,118	334,449	(37,485)	8,101

Adjusted EBITDA	$(407,106)	$(395,725)	$(724,509)	$(865,928)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Consolidated Reconciliation of GAAP Net Loss per share to Adjusted EBITDA per share:

Net loss per share - basic and diluted	$(0.17)	$(0.04)	$(0.28)	$(0.22)

Add (subtract):

Share-based compensation	0.13	0.03	0.18	0.10
Depreciation	-	-	-	-
Other income (expense)	-	0.05	(0.01)	0.01

Adjusted EBITDA per share	$(0.04)	$(0.06)	$(0.09)	$(0.13)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon the IPO, all outstanding SAFEs were converted into 165,861 shares of common stock.

Upon the IPO, an aggregate of 135,266 shares of common stock were issued for services at a fair value of $4 per share. The Company recognized stock-based compensation expense of $541,064 during the nine months ended September 30, 2023.

Upon the IPO, the Company issued 375,000 shares of common stock as direct offering costs. The fair value of $1,500,000, or $4.00 per share, was accounted for as offering costs and therefore was no effect to additional paid-in capital.

Upon the IPO, an aggregate of 106,061 shares of common stock were issued pursuant to exercise of stock options for no proceeds.

Upon the IPO, an aggregate of 236,377 shares of common stock to employees and consultants were issued pursuant to the cancellation of stock options issued to such holders.

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriter at an exercise price of $4.40, which is equal to 110% of the offering price

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description
3.1#	Amended and Restated Certificate of Incorporation of Janover Inc.
3.2#	Series A Preferred Stock Certificate of Designation
3.3#	Amended and Restated Bylaws
3.4#	Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split
10.1#	Janover Inc. 2021 Equity Incentive Plan
10.2*	Janover Inc. 2023 Equity Incentive Plan
10.3	Employment Agreement between Janover Inc. and Bruce S. Rosenbloom, dated September 7, 2023. (Incorporated by reference to the Form 8-K Current Report filed with the SEC on September 7, 2023.)
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Principal Financial Office.
#             Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.

*             Filed herewith

**
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANOVER INC.
(Registrant)

Date: November 14, 2023	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)

