Form 10-K
period 2023-12-31
Janover Inc.
filed 2024-03-28
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended
December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:
001-41748

JANOVER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6401 Congress Avenue, Suite 250
Boca Raton,
FL
33487
(Address of principal executive offices, including zip code)

Tel: (561) 559-4111
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	JNVR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES
☐
NO
☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES
☐
NO
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if this registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

The registrant was not a public company as of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s common shares began trading on the NASDAQ Capital Market American on July 25, 2023.

As of March 28, 2024, the Company had 11,064,576 shares of common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference:
None
.

JANOVER INC.
FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	The effect of and uncertainties related the ongoing volatility in interest rates;
•	Our ability to achieve and maintain profitability in the future;

•	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

•	Our ability to respond to general economic conditions;

•	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

•	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	The success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;

•	Our ability to grow market share in existing markets or any new markets we may enter;

•	Our ability to develop new products, features and functionality that are competitive and meet market needs;

•	Our ability to realize the benefits of our strategy, including our financial services and platform productivity;

•	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;

•	Our ability to establish and maintain an effective system of internal controls over financial reporting;

•	Our ability to maintain the listing of our securities on Nasdaq;

•	Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price;

•	The outcome of any legal or governmental proceedings that may be instituted against us; and

•	Other factors detailed under the section titled “ Risk Factors .”
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Annual Report on Form 10-K should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements.

PART I

References in this annual report to “we,” “us,” “Janover,” “JNVR,” “Company,” or “our company” are to Janover Inc., a Delaware corporation, and its consolidated subsidiaries. References to “management” or our “management team” are to our officers and directors.

ITEM 1.	BUSINESS

Our Company
We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.

We have developed an Artificial Intelligence (“AI”)-enabled, business to business (“B2B”) fintech platform that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, chat with our AI, set up their own profile and submit and manage loan requests on their dashboard in a digital experience. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors (inbound sales team) that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial real estate mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Our capital markets advisors have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, commercial mortgage-backed securities (“CMBS”) lenders and Small Business Administration (“SBA”) lenders.

Our business model includes earning a transaction fee each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. We are generally paid by the lender or the borrower and are paid by both sometimes. Our average fee earned per transaction is approximately 1% of the loan amount, generally earned at the time of closing. We do not make loans or share risk with the lenders, with whom we conduct business with.  With the recent acquisition of Groundbreaker Tech Inc. (“Groundbreaker”), an increasing portion of our total revenue is recurring software subscription revenue.  Groundbreaker primarily derives its revenue from software subscription fees, which is recognized over time throughout the term of the customer contract.  Groundbreaker is a specialized software as a service (“SaaS”) platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal at www.groundbreaker.co, it enables real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.

Strategy
In 2024, we plan to focus on our growth opportunities which are also the foundations of our competitive advantage.
We are focused on executing in the following ways:
1.
Expanding our sales channels beyond search engine optimization and inbound contacts from our websites into new sales channels and strategic and referral partnerships, such as the new partnership agreement that we recently set up with La Rosa Holdings (NASDAQ: LRHC) in November 2023.

2

2.
Building out our product, enriching it with data and features, while making it easier for lenders to onboard, borrowers to access more options, and our internal capital markets advisors to provide deeper value to both borrowers and lenders. We will continue to enhance our AI capabilities to drive future productivity and growth opportunities.  We aim to create a denser network and stickier experience for all stakeholders.

3.	Continue to expand our small–medium business (“SMB”) division, which has more than doubled in each of the last two fiscal years.
4.
Focusing on expanding our core-product suite through mergers and acquisitions (“M&A”) opportunities that have similar characteristics to our recent Groundbreaker acquisition.  These characteristics include but are not limited to: predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem.  These M&A candidates will complement our core business by upselling and cross selling both new and existing products.  In fiscal 2024 we will be focusing our attention to the commercial insurance space as we recently launched our new insurtech subsidiary, Janover Insurance Group
Inc.
in January 2024.
Which recently received its Florida license
approval in March 2024.

All of this will be done by continuing to:
1.	Hire high-performing and aligned personnel to help us execute our strategy.

2.	Invest in our platform and technology.
3.	Cultivate a culture of creativity, hard work, innovation, curiosity, and community.

Why Now

We believe we are in the early stages of the commercial mortgage lending digital adoption curve. If you think of the S-curve, digital adaption in the travel industry is very mature, at the upper right-hand quadrant of the “S,” having significantly disintermediated traditional travel agencies, consumer finance is flying up the somewhat vertical slope, and the commercial real estate finance industry is at that inflection point at the bottom of the S. We believe we can help accelerate that adaptation and ride the momentum at the same time.

Borrowers

The COVID-19 pandemic accelerated prosumer (professional consumer) exposure to fintech and the benefits of innovations such as digital banking. At the same time, a younger generation that grew up immersed in technology is beginning to gain entry into commercial real estate - through family businesses, traditional corporate enterprises, and entrepreneurship. Commercial property owners, now more than ever, demand a better experience and more importantly, a better outcome. With a commodity financial product, the most important thing is that a borrower gets access to the best outcome that matches their needs, be it speed, leverage, rate, term, amortization, recourse, or usually, some combination thereof. We aim to get them connected to that product and provide first-class service throughout the process.

Lenders

Lenders were also exposed to the benefits and rapid adaptation (and risk of competition) from fintech entities that accelerated due to the COVID-19 pandemic. Further, due to the economic conditions resulting from the pandemic, commercial property lenders (banks, credit unions, REITS, debt funds, etc.) are flush with cash that they need to deploy.

Commercial and Multifamily

A flight to safety has driven investors to commercial property in droves and recent macro-economic events continue to support a focus on safety and yield. Most investors seek leverage from lenders to goose their returns. Investors also seek to capitalize on the tax benefits, long-term appreciation, and inflation-hedging benefits of owning multifamily and commercial property.

We think we are uniquely positioned to help both commercial borrowers and lenders achieve their goals.

Our Solution

Our solution is a B2B fintech marketplace that connects commercial borrowers and lenders in a flexible ecosystem, with the human touch of a capital markets advisor. Said more simply, a platform where commercial property owners, operators, and developers can leverage technology to find a better commercial mortgage and where commercial mortgage bankers can leverage that same technology to find new and better-fit commercial mortgage loans.

Advisor Enabled

Our capital markets advisors are an important part of our business model. We believe that you can remove the intermediary from the transaction, but you cannot remove their functions, and although we think we can not only replicate but improve upon things like commercial property underwriting, lender matching, and loan processing, we believe the power of a human touch will always be invaluable in cultivating trust and relationships. As such, we aim to insert expert advisors into the transaction experience to allow borrowers and lenders the ability to have concierge-level support and advisory services as they work towards consummating a transaction. We think inserting a human touch into the transaction with an advisor improves the borrower experience and as a by-product improve conversion rates and revenue per account.

Borrowers can come to one of our websites or directly log into our portal, navigate to their dashboard, and submit or update their loan requests. Utilizing generative AI, our powerful algorithms automatically match those borrowers to the best lenders, right through the platform, or with the service of an in-house expert advisor, so that they can connect directly to the lender and a better commercial mortgage. When the loan closes, we get paid, generally by the lender but sometimes by the borrower.

Principal Products and Services

We have developed a flexible, two-sided, B2B fintech marketplace that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, set up their own profile and submit and manage loan requests on their dashboard in a digital experience. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal. Capital markets advisors that work internally have their own interface that gives them access to targeted loan opportunities empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

Business Plan

Our business model includes earning a transaction fee each time a loan closes through our platform. We are either paid a share of the revenue from the transaction by the lender; a percentage of the loan amount paid at closing by the borrower; or some combination of the two. However, as we scale, we expect the burden of payment to generally be shouldered by the lender. Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing.  We do not make loans or share any of the risk.

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include small banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, CMBS lenders, SBA lenders, and more.

Our job is to obsessively focus on improving the experience and value for our two customer segments:

Borrowers

Commercial property owners, operators, and developers are our core customers. They are online looking for information on their next loan be it for an acquisition, recapitalization, or future property development. Maybe they will buy a small strip mall in a large market like Miami or build a 300-unit apartment complex in a small market in a town in Alabama. We are there for them from research, to close, and back.

Borrower benefits include:

•
Free education
. This is at the core of our value proposition to all commercial property borrowers. Whether or not someone intends to transact on our platform, we want to provide borrowers with all the free advice and education we can to make them more informed and more powerful prosumers. Sometimes we hear from lenders as well, thanking us for the easy-to-access, complete, and well-organized online information available on a variety of multifamily, business, and commercial property loan products and topics. We know the commercial real estate industry is opaque and we can provide transparency and education to a complicated transaction process.

•
New supply
. We aim to build the largest functional, aggregate supply of commercial property lenders in America, and then, perhaps, the world. Functional is an operative word here. We believe we can leverage data and technology to make this digital supply in our marketplace of maximum utility to our borrower-customers thereby delivering deep value to all the stakeholders in our ecosystem. We believe that in the future, we will be able to leverage AI to deliver improved experiences and outcomes to all of our customers as our dataset grows.

•
Capital Markets Advisor
. As we grow, we aim to hire more expert advisors to help make the process more efficient and more intimate for commercial mortgage borrowers and lenders, ultimately matching the best of technology with the best of human touch. We intend to leave the data-driven, automated work to the machines combined with the experience of our capital markets advisors.

•
Aligned
. Borrowers have access to our portal for free. In many cases, they do not even pay us when they transact if it is with a premier lender, and if they do pay us, it is because the loan they are getting is better than what their traditional mortgage broker or banker could provide, in a lower friction process.

Lenders

Our lenders are a material component of creating a two-sided market and without our lenders, there is no two-sided marketplace. Beyond that, they are a critical customer to whom we aim to deliver significant and long-term value. Many fintechs are making loans and becoming lenders that are competing with banks, credit unions, and other lenders. We want to empower lenders, making them more productive and efficient, by presenting them with high quality loan opportunities. We aim to partner and grow with our lender network  over time.

We have two classes of lenders:

1.
Premier Lenders
: our premier lenders are lenders with whom we have an arrangement that allows us to share their fee income (
i.e.,
origination, trade premium, and servicing). Our long-term aim with these relationships is to drive more business to premier lenders, less fees and costs to borrowers, and scaled economies shared to both.

2.
Standard Lenders
: Lenders with whom we do not have a pre-arranged fee agreement are standard lenders. We aim to build and rely on the most robust network of lenders in the country whom we may not have a particular fee-sharing arrangement with. We intend to invite these lenders to lender portal where they can easily build their profiles as originators under a particular lender’s brand as well as match, view, and manage loan opportunities through an easy-to-use tool.

Lender benefits include:

•
Huge new audience
. Traditionally, lenders, via their originators, have access to a finite audience that is limited to geography and relationships. Some larger and more established lenders have more significant reach, giving them an advantage over smaller, lesser-known lenders, even if those smaller lenders, like single-branch credit unions, for example, have more competitive commercial loan products, creating an adverse situation for small lenders who cannot access their ideal borrowers and eligible borrowers that do not have access to those smaller lenders with superior loan programs. Even in the case of the big banks, their primary strategy for closing more loan volume is hiring originators and bankers in new and existing markets. With our platform, we aim to open large and small lenders alike up to huge new digital audiences they didn’t have access to and highly curated deal flow in a portal that promotes productivity. As savvy property owners, buyers, and developers get online to find out what and who else is out there, our Lenders will be there, at the forefront. We think we can deliver a higher volume of better-qualified borrowers in an easier-to-manage system, making individual originators more productive, profitable, and satisfied.

5

•
Access to borrowers ready to transact
. When a lender is matched with a borrower on the Janover platform, it is not as simple as getting a “lead.” Each match is a data-driven, enriched, vetted opportunity with a commercial property owner, buyer, or developer that is ready to transact. Lenders get access to the highest-intent borrowers, often with robust and complete commercial loan packages.

•
Performance-based acquisition strategy
. Lenders can gain access to our portal for free. Premier lenders pay us when they transact, and originators at standard lenders pay nothing, they just have to deliver winning loan terms to borrowers and those borrowers pay us a small transaction fee at closing. We may offer premium subscriptions to lenders in the future.

•
Happier, more productive originators
. Not only do we drive demand to algorithmically matched and aligned lenders from high intent borrowers, but we also make software and tools that take frictions out of commercial loan processing, making originators happier and more productive. Part of our roadmap includes us continuing to enhance the loan analysis, underwriting, and origination experience for lenders.

Growth Opportunities

Our unit economics are impressive, and we think we can continue to improve them as we scale. In such a large and fragmented market, we see many opportunities to accelerate growth. The four key categories are:

Top of funnel

A material part of what we believe to be our competitive advantage is our ability to attract users to our many websites. We refer to this as our top of funnel. This may be buyers early in the process of looking for commercial lending products or owners looking to replace their legacy lenders through commercial loan refinancing. The way we aim to scale our top of funnel strategy is to continue to lean into creating websites that are rich in useful content, easily accessible, responsive, fast, and highly targeted. We aim to hire more writers and subject-matter experts to provide unique and valuable content to our website users, helping them find and access the best answers to their queries, faster than ever. We want to provide all the information these borrowers are looking for in an easy to navigate format and use that to drive account creation on our platform and brand development. We’ve used our formula to create multiple websites that perform very well on search engines, and we believe we can use this formula to scale into more loan products than we are currently focused on. Right now, much of our effort has been around multifamily finance, but we believe we can use this strategy with office loans, retail loans, industrial loans, hotel loans, self-storage loans, small business loans, and more.

Borrower advisors

Right now, we are able to transact on our platform without the aid of an internal human, instantly matching commercial property borrowers with the right lenders, something that we believe gives us a significant structural cost advantage over incumbents. After many tests, we believe that by inserting a capital markets advisor in the process to help the borrower navigate options, and the lender access the opportunity, at the front end of the transaction, we can materially lift conversion rates, revenue per account, and the customer experience, without materially affecting our superior cost model.

Embedded finance and platform partnerships

Nearly all the transactions on our platform have originated from search through our top of funnel expertise. We believe we can press the accelerator by partnering with large real estate sales platforms, residential lending platforms, and other strategic partners, to be their “Get Financing” button or commercial property financing funnel, delivering a better loan and experience to their users, while sharing our economics with the platform partners. As we do not have to pay out high commissions due to our superior cost structure, we believe this can become a competitive advantage in the future. We have developed a proprietary affiliate portal that we aim to leverage to give our platform, and affiliate partners transparency in the process.

More lenders

One of the most straightforward ways to delight our borrowers is with more lenders (and, as in a two-sided marketplace, the most straightforward way to delight lenders and generate network effects is by adding more qualified borrowers). We are currently operating with only a small number of lenders on our platform, and we are working hard to build a beautiful and seamless experience for originators all over the country to join our marketplace and build out their profiles. We recently launched the first version of this, and it has been well received. We believe by scaling the supply side of our marketplace, we are going to be able to offer borrowers significantly more value than incumbents. Further, we aim to enhance our matching capabilities and algorithms to match borrowers with more and better loan product options. We think this will lead to additional scale as well as an increase in network density.  During fiscal 2023 we achieved significant growth in the amount of lenders that have joined our platform.  Based on the Federal Deposit Insurance Corporation (“FDIC”) active commercial banking and National Credit Union Administration (“NCUA”) data as of December 31, 2023, approximately 30% of all active FDIC-insured banks and 6.5% of all active NCUA-insured credit unions are on the Janover platform.

Cultivating networks

Looking to the future, we believe cultivating and empowering our networks will be a key to our ability to continue to scale as we execute our business plan. We think network effects will help accelerate our growth as we continue to provide deeper value, and more connections, among the users in our network. Our marketplace currently benefits from what is traditionally described as indirect network effects, as each node on one side of the network joins, the network becomes more valuable for nodes on the other side of the network, so more of them join, making it more valuable for the nodes on the original side. As we aggregate a robust universe of property owners, developers, and investors on one side, and originators and lenders on the other side, the opportunity arises to super-charge those networks by linking nodes within each respective network, as well as adding new products to the marketplace that can serve either side of the marketplace.

Lender Network

We do not currently have a lender network. However, we believe we can leverage aggregated lender demand for loan opportunities and create a robust secondary marketplace for originated loans and loan syndications in which lenders will ultimately be able to transact with each other, creating a network, with a social component, for financial transactions with robust, direct network effects. We believe that there is also an opportunity to create a network to introduce subscriptions to lenders, giving them enhanced access to our data and market.
Borrower Network

We do not currently have a borrower network, but we think this is the biggest long-term opportunity for us. As we build a portal with thousands of property owners, operators, and developers across the country, we believe we can develop and will be able to unlock the ability for owners to “click to list” their property for sale as well as search other properties that are (and are not) for sale and make offers, transact, and obtain financing on our platform, ultimately leading to disintermediation of commercial real estate at a massive scale, eliminating inefficiencies, excess fees, and democratizing the ecosystem. We think that we will be able to embed concierge-level advisory services into these transactions and take a small transaction fee (a fraction of what investment sales professionals charge now) with a more transparent and frictionless transaction.

New marketplace products

This is something we are already tinkering with, but as we scale, we can add new products to our marketplace. Closely related products may be small business loans, PACE financing, and ancillary products could be commercial property insurance, valuation, property management, equity capital, a data marketplace, and more.

We believe that as we scale our marketplace and portal, with thousands of new accounts being set up every month and orders of magnitude more data points, we are going to be able to build AI and machine learning models to create better commercial property underwriting, analytics, and processes for enhanced property valuations, faster originations, more robust distribution, and superior matching outcomes. We aim to simultaneously gather data we can use to become the platform that ultimately disintermediates and digitizes commercial real estate, dethroning incumbent commercial mortgage brokers, disrupting non-competitive lenders, and breaking down the closed ecosystems within the industry by sharing our economies of scale with property owners as well as aligned marketplace product and service providers and leveraging data to improve everyone’s outcome.

Mergers and Acquisitions

We believe we will have the opportunity to build a comprehensive operating system for commercial real estate, as the formerly fractured market adopts technology. As such, we believe we will have the opportunity to acquire companies in adjacent sub-markets into our ecosystem, allowing them to enjoy the benefits of our infrastructure, customer base, and content marketing and allowing our customers access to a best-in-class suite of commercial real estate products from software for data analytics, to technology for buying and selling commercial property. In November 2023, we acquired
Groundbreaker, which is a specialized software as a SaaS platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal at www.groundbreaker.co, it enables real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.

Competition

Our Competitive Disadvantages

We face significant competitive disadvantages due to the proliferation of similarly placed lending platforms, many of which are or may be in a better position to attract more favorable terms from our partners than us. This may place our current and future offerings at a disadvantage and may enable our competitors to offer a superior loan product with improved economics. Many of our current or potential competitors have significantly more resources, such as financial, technical, and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale and support of their platforms and distribution channels. Our competitors may also have longer operating histories, lower commercial financing costs or costs of capital, more extensive borrower bases, more diversified products and borrower bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader borrower and partner relationships, more extensive and/or more diversified loan funding investor bases than we have, and more extensive product and service offerings than we have.

While we face the risk and challenges of our financing and lending partners developing similarly placed lending platforms of their own, rendering our offerings obsolete, we are currently reliant on a limited set of banks, and non-bank lenders which function and operate in a highly consolidated industry which has been subject to defaults in the past due to severe downturns in the market conditions and larger macro-economic swings and interest rate hikes due to cyclical monetary policies of the U.S. Federal Reserve, and other central banks globally.

We, thus, face competition in areas such as compliance capabilities, commercial financing terms and costs of capital, interest rates and fees (and other financing terms) available to consumers from our lending partners, approval rates, model efficiency, speed and simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, borrower experience, brand and reputation, and terms available to our loan funding investor base.

We believe there are four categories of competitors, and we think they are worthy opponents, but if we are able to execute our business plan, we can win the market and that our competitive advantages give us more than an edge.

Commercial Mortgage Brokers

The primary incumbents are large commercial mortgage broker businesses like Meridian Capital Group, Eastern Union Funding, and debt brokerage divisions of JLL, Cushman & Wakefield, and Marcus & Millichap. Although we do not consider them to be direct threats now as they are generally focused on larger loans and moving down market is difficult, we do believe that they or a similar company could choose to acquire a technology competitor and fund them, or they could choose to incubate a disruptive technology or division. We also think they will be our competition as we scale into intuitional transactions fuelled by success in the small balance and middle-market space.

Commercial Mortgage Lenders

Our goal is to empower commercial mortgage lenders by providing a turn-key digital solution for them, and in this capacity, we believe this is more of an opportunity to partner instead of competing. However, lenders like Walker & Dunlop purchased TapCap, and Arbor Realty Trust built “Alex.” We think these initiatives validate our market and we do not consider them direct competitors because we aim to disintermediate commercial real estate finance at scale, and these lenders can only address small segments of the market (in the cases above, these are agency multifamily loans between $1 million and $7 million). We also believe that if they try to compete with us on digital client acquisitions, they will have poor outcomes because they will only be able to convert a very tiny fraction of the large swaths of loan requests, they may be able to generate. Because we have a true marketplace that allows for digital matching, an online loan inquiry is much more valuable to us than it is to a niche lender (like a Fannie Mae multifamily agency lender).

Bankers at traditional banks and credit unions can also be considered competitors as they control a large portion of the direct-to-borrower business in the lower-middle and small-balance markets. We aim to move borrowers into our platform and for our service and technology to identify the right banker.

Technology Startups

Several technology start-ups are aiming to use technology to enhance commercial mortgage financing. Two of those competitors are Lev and Stacksource. We believe we are unique due to our organic online presence relative to our competitors, helping us generate significant deal flow and distribution without having to pay third-party vendors or heavily compensated salespeople in a broker-focused business model (which is the primary model and mechanism for sales and lead generation currently employed by most of the competitors we know of to the best of our knowledge). We believe our software to be best-in-class. We provide an optimized user experience with a beautiful user interface and an ability to quickly qualify loan opportunities for borrowers, matching them with the right Capital Markets Advisors, and in turn, the right lenders, in a lower friction process with fewer touchpoints. Further, over a period of time, we aim to aggregate sufficient data to empower us to build upon our matching and sourcing algorithms with machine learning and artificial intelligence. We are currently processing more than two billion dollars in multifamily, commercial real estate, and small business loan financing applications per month, and intend to expand with new features to service both our borrower and lender clients.

Adjacent Technology Companies

Companies including, but not limited to, LendingTree, Upstart, Better, and NerdWallet are mature and maturing technology companies that focus on consumer, residential, and small business finance, are (visa vi small business loans) or, can become competitors. They have robust networks, customer acquisition strategies, balance sheets, and technology know-how that they could leverage to enter the commercial real estate and multifamily finance space. We think this is difficult as they would be moving from high volume/low ticket transactions to low volume/high tech transactions, in what can be a significantly more complex and nuanced transaction. Ultimately, we believe that companies like these (as well as Lenders and Brokers) may want to try to acquire us one day.

Competitive Advantages

Top of funnel

A material part of what we believe to be our competitive advantage is our ability to attract users to our many websites where they can apply for commercial real estate financing (and now small business financing), and through our marketplace be connected to one of our lenders. We refer to these websites as our top of funnel. We believe that we are unique in an industry that is dominated by an “old way” of doing things and that our focus is on delivering value to borrowers first, then to our lenders, with our growth being a by-product of that value. We start by providing transparent education in an opaque market and believe our deeply valuable and well-organized content is a material competitive advantage. Instead of focusing on building one website that covers everything, we have multiple websites focused on educating and empowering commercial property owners, operators, and developers (and now small business owners) in very specific categories, sites such as https://multifamily.loans, which is focused solely on multifamily financing, and https://cmbs.loans, which is focused on commercial mortgage backed securities, or CMBS financing, (a type of commercial mortgage financing involving securitizing pools of commercial property loans). This drill-down allows us to provide the deepest amount of educational value on a specific topic, isolate content marketing risks (
i.e.,
 if one of our websites loses its ranking it does not affect our network), risk and build our brand by having it associated with multiple helpful data and information repositories. We have proven this formula by using it to launch nine websites, most of which rank on the first page of Google search results when searching for certain terms related to commercial real estate. We believe we have a repeatable formula that we can use to continue to launch commercial property and business financing websites, covering a range of both targeted and broad topics from commercial mortgages to FHA insured multifamily loans, to continue to grow our presence online. Having such a powerful top-of-funnel demand generation platform is a major factor in our structural cost advantage.

Structural Cost

We believe that as a marketplace that aggregates demand and supply digitally, three primary components that give us a structural cost advantage:

1.
We generate demand digitally and do not have to pay huge salaries or commissions to brokers. The incumbent model is for brokers to “elephant hunt” and get paid huge commissions to line up big deals. We do not have to do that.

2.
We transact digitally, and with our platform and powerful matching engine, we are able to make internal individual contributors significantly more productive than they can be in a traditional environment.

3.
We can transact within a wider range of geographies, property types, borrower profiles, and loan amounts than our competitors, meaning we do not have to alienate cohorts of borrowers, allowing us to monetize more of what comes through our platform.

We believe our structural cost advantage is not just over incumbents but also over tech competitors as well. Most competitors charge borrowers a fixed 1% fee and then rely on an army of high-commission commercial mortgage brokers to find business and earn big commissions. Those brokers are inherently incentivized to do two things: (1) very big loans and (2) close quickly. Those misalignments leave an entire market of loans under $5 million (and even more fractured, loans under $2 million), totally alienated. It also means that a traditional broker’s incentives (to no fault of their own) are to seek the fastest path to closing, and they may push inferior deals just to get something done or choose to transact only with the few lenders they have a relationship with. We cannot transact with a traditional broker because our borrowers find us through a network of education-centric sites and digital marketing. Taking that and our powerful marketplace into account, we operate at software margins, not commercial mortgage banker margins, and we do not have to maintain a balance sheet or share risk as we scale.

Network Effect

We think this cannot be emphasized enough. We benefit from network effects in a traditional two-sided marketplace. Every borrower that joins the platform makes it more attractive for the lenders, so more lenders join, which makes it more attractive to borrowers. This is a truly virtuous cycle as competitive and aligned lenders gain access to new borrowers and loans, they never would have had the opportunity to bid for before, and borrowers gain access to more options and variations of options in an industry that does not have the benefits of homogeneous features of traditional residential home loans.

Data & AI

As borrowers and lenders join our platform and engage, we are accumulating a first-party data set and interpretations that give us what we believe is a competitive advantage that we can use to optimize conversions, matching algorithms, borrower experiences, and more. We believe in the future, we will be able to leverage AI to provide predictive data on market trends, valuations, enhanced underwriting, and more.

Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademark registrations and applications in the U.S. and in foreign jurisdictions. These trademarks include, among others, “
Janover Ventures.”
We will pursue additional trademark registrations to the extent we believe it will be beneficial. We also have registered domain names for websites that we use in our business. We may be subject to third-party claims from time to time with respect to our intellectual property.

Additionally, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. We also enter into confidentiality and intellectual property rights agreements with our employees, consultants, contractors and business partners. Under such agreements, our employees, consultants and contractors are subject to invention assignment provisions designed to protect our proprietary information and ensure our ownership of intellectual property developed pursuant to such agreements.

For additional information about our intellectual property and associated risks, see the section titled “
Risk Factors—Risks Related To Our Intellectual Property And Platform Developmen
t.”

Governmental/Regulatory Approval and Compliance

To the knowledge of the Company, the Company is not required to obtain any government or agency approvals for its current or planned operations. However, the Company, its operations, results of operations and financial condition could be adversely affected by new laws or regulations or by changes in existing laws or regulations, or the application thereof. If we fail to comply with laws and regulations applicable to the U.S., or make incorrect determinations in complex tax regimes, we may incur significant financial penalties.

Seasonality

The commercial real estate market tends to be seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters. Such fluctuations have to be considered by investors since quarterly results may not be indicative of the Company’s fiscal year results.

Employees
As of the date of this filing, we had 39 employees, of which 22 were full-time employees, including Blake Janover, our Chief Executive Officer and Chairman. We also engage independent contractors to provide services to the Company, on an as-needed basis.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes, as well as our other public filings with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline.
Risks related to our financial condition and business

We are a rapidly growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our prospects.

The Company was originally formed as a limited liability company in the State of Florida in 2018 and was converted into a corporation in the State of Delaware on March 9, 2021. Accordingly, the Company has a limited history upon which an evaluation of its performance and prospects can be made. There can be no assurance that we will ever operate profitably. Our current and proposed operations are subject to all the business risks associated with new enterprises. The Company may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties. These include likely fluctuations in operating results as the Company reacts to developments in its market, managing its growth and the entry of competitors into the market. We will only be able to pay dividends on any shares once our directors determine that we are financially able to do so.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We may experience rapid growth and development in a relatively short time span through our marketing efforts. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel, and the training of new personnel. We intend to hire additional personnel to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.
Our revenue growth rate and financial performance in recent years may not be indicative of future performance and such growth may slow over time.

We have grown rapidly over the last three years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. You should not rely on our revenue for any previous quarterly or annual period as an indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our platform, lender partnerships and current lack of competitors with a similar business model. Future incremental improvements in the financial capabilities of lenders, primarily our partners, may impact this substantially, and such developments may lead to varying levels of growth from past periods. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

A majority of our revenue is derived from transaction fees, which are not long-term contracted sources of recurring revenue and are subject to external economic conditions and declines in those engagements could have a material adverse effect on our financial condition and results of operations.

We historically have earned principally all of our revenue from success fees when transactions close on our platform or through a match we curated. We expect that we will continue to rely heavily on revenue from these sources for substantially all of our revenue for the foreseeable future. A decline in the number of transactions completed or in the value of the commercial real estate we finance could significantly decrease our revenues, which would adversely affect our business, financial condition and results of operations.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, including metrics such as Monthly Unique Users (MUUs), which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. For example, the number of MUUs on our platform is based on activity associated with a unique device identifier during a certain time period. Certain individuals may have more than one device and therefore may be counted more than once in our count of Monthly Unique Users. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.

Our growth plan may include completing acquisitions, which may or may not happen depending on the acquisition opportunities that are available in the marketplace.

Our ability to grow by acquiring companies or assets and by making investments to complement our existing businesses will depend upon the availability of suitable acquisition candidates. If we are unable to find suitable acquisition candidates, if we are unable to attract the interest of such candidates, or if we are unable to successfully negotiate and complete such acquisitions, that could limit our ability to grow.
12

In November 2023, we acquired
Groundbreaker, which is a specialized software as a SaaS platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal at www.groundbreaker.co, it enables real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.
In fiscal 2024 we will be focusing on expanding our core-product suite through M&A opportunities that have similar characteristics to our recent Groundbreaker acquisition.  These characteristics include but are not limited to: predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem.  These M&A candidates will complement our core business by upselling and cross selling both new and existing products.  We will be focusing our attention to the commercial insurance space as we recently launched our new insurtech subsidiary, Janover Insurance Group
Inc.
in January 2024.
We may be unable to make acquisitions and investments, successfully integrate acquired companies into our business, or our acquisitions and investments may not meet our expectations, any of which could adversely affect our business, financial condition, and results of operations.

We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions and investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions and investments, whether or not they are consummated. Furthermore, even if we successfully acquire or invest in additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including, without limitation:

•	unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its product offerings, or technology;

•	the incurrence of acquisition-related or investment-related expenses, which would be recognized as a current period expense;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	inability to maintain relationships with customers and partners of the acquired business;

•	challenges maintaining quality and security standards consistent with our brand;

•	inability to identify security vulnerabilities in acquired technology;

•	inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;

•	the need to integrate or implement additional controls, procedures, and policies;

•	challenges caused by distance and cultural differences;

•	harm to our existing business relationships with business partners as a result of the acquisition or investment;

•	potential loss of key employees;

•	use of resources that are needed in other parts of our business and diversion of management and employee resources;

•	unanticipated complexity in accounting requirements;

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition;

•	disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company.

Acquisitions also increase the risk of unforeseen legal liability, including for potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process.

We may have to pay cash, incur additional debt, or issue equity to pay for any future acquisitions or investments, each of which could adversely affect our financial condition. The sale of equity to finance any future acquisitions or investments could result in dilution to our stockholders. The incurrence of additional indebtedness would result in increased fixed obligations and could also include additional covenants or other restrictions that would impede our ability to manage our operations. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

We are subject to concentration risk.

The Company had four customers which accounted for 71% of accounts receivable as of December 31, 2023. The Company had four customers which accounted for 68% of accounts receivable as of December 31, 2022. During the year ended December 31, 2023, two lenders which accounted for 39% of the Company’s revenues. During the year ended December 31, 2022, one customer accounted for 35% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

We may need to raise substantial additional capital in the future in order to execute our business plan and help us and our collaboration partners fund the development and commercialization of our products. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate products, programs, commercial efforts, or sales efforts.

We may need to finance future cash needs through public or private equity offerings, debt financings, or strategic collaboration and licensing or royalty arrangements. Our stockholders may consequently experience additional dilution, and debt financing, if available, and such financings may involve restrictive covenants and/or high interest rates. Regarding accessing additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our products, processes, and technologies or to grant licenses on terms not necessarily favorable to us. If adequate funds are not available from the foregoing sources, we may consider additional strategic financing options, including sales of assets, or we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or curtail some of our commercialization efforts. We may seek to access the public or private equity markets whenever conditions are favorable, even if we do not have an immediate need for additional capital.

We depend on our executive team and other employees to manage the business and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could materially harm our business.

Our success depends largely upon the continued high performance of our executive team and other employees. We rely on our executive team for leadership in critical areas of our business, including product development, engineering, marketing, security, business development, and general and administrative functions. The loss of one or more of our executives or key employees would have an adverse effect on our business. From time to time, there may be changes in executives due to hiring or departures, which could disrupt our business. We do not have employment agreements with executives or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment at any time.

For example, we depend on our senior management, including Blake Janover, our Founder and Chief Executive Officer and Bruce Rosenbloom, Chief Financial Officer. If we lose the services of one or more of our senior management and other key personnel, we may not be able to successfully manage our business, meet competitive challenges or achieve our growth objectives. Further, to the extent that our business grows, we will need to attract and retain additional qualified management personnel in a timely manner, and we may not be able to do so. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel in all areas of our organization.

Our management team has limited experience managing a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. These new obligations and constituents require significant attention from our management team and may divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

The concentration of sales among our top employees could lead to losses if we are unable to retain them.

Our most successful advisors are responsible for assisting borrowers that correlate with a significant percentage of our revenues. They also serve as mentors and role models, and provide invaluable training for newer professionals, which is an integral part of our culture. This concentration among our top professionals can lead to a greater and more concentrated risk of loss if we are unable to retain them and could have a material adverse impact on our business and financial condition.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We depend on the leadership and experience of our relatively small number of key executive management personnel, particularly our Chairman of the Board, Chief Executive Officer, Blake Janover. The loss of the services of any of these key executives or any of our executive management members could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all. Furthermore, if we lose or terminate the services of one or more of our key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise competes with us, it could impair our business and our ability to successfully implement our business plan. Additionally, if we are unable to hire qualified replacements for our executive and other key positions in a timely fashion, our ability to execute our business plan would be harmed. Even if we can quickly hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We face stiff competition for qualified personnel and if we fail to attract new personnel or fail to retain and motivate our current personnel, our business, financial condition, and results of operations could be materially and adversely affected.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for qualified personnel is intense, especially for engineers experienced in designing and developing online and mobile products. We have experienced and we expect to continue to experience difficulty in hiring and retaining employees with appropriate qualifications. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer competitive compensation and benefits packages. If we are unable to attract, hire and retain the right talent or make too many hiring mistakes, it is likely our business will suffer.

We will be a “controlled company” within the meaning of Nasdaq rules and, as a result, qualify for an exemption from certain corporate governance requirements.

We continue to control a majority of the voting power of our outstanding voting stock, and as a result, we can be a “controlled company” within the meaning of the corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	a majority of the board of directors consists of independent directors,

•	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities,

•	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and

•	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

Although we do not currently intend to avail ourselves of this exemption, these requirements will not apply to us as long as we remain a controlled company. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Risks related to our intellectual property and platform development

We are reliant on one main type of service and some of our products are still in the prototype phase and might never be operational products.

All of our current services are variants of one type of service, providing a platform for commercial mortgage financing. Although we are testing additional products, our revenues are therefore dependent upon the market for commercial mortgage financing.

We may implement new lines of business or offer new products and services within existing lines of business.

As an early-stage company, we may implement new lines of business at any time. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not achieve market acceptance. As a result, we could lose business, be forced to price products and services on less advantageous terms to retain or attract clients or be subject to cost increases. As a result, our business, financial condition or results of operations may be adversely affected.

If we are unable to maintain the quality of our products, expand our product offerings or continue technological innovation and improvements, our prospects for future growth may be harmed.

We believe our success depends on users’ finding our product offerings to be of value to them. Our ability to attract and engage users depends, in part, on our ability to successfully expand our product offerings and editorial articles. To penetrate new verticals, we will need to develop a deep understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, government regulation could limit our ability to introduce new product offerings. If we fail to penetrate new verticals successfully, our revenue may grow at a slower rate than we anticipate, and our business, financial condition and results of operations could be materially adversely affected. We must also continue to innovate and improve our technology and product offerings to continue future growth and successfully compete with other companies in our markets, or our brand and future growth could be materially adversely affected.

In addition, the market for financial services products is rapidly evolving, fragmented and highly competitive. Competition in this market has intensified, and we expect this trend to continue as the list of financial services providers grows. There are many established and emerging technology-centric financial services providers providing a multitude of products to borrowers across all financial verticals. If we fail to successfully anticipate and identify new trends, products and emerging financial services providers, and provide up-to-date educational content, tools and other relevant resources timely, our ability to engage borrowers and financial services providers may suffer, which would harm our business, financial condition, and results of operations.

We are making substantial investments in new product offerings and technologies and expect to increase such investments in the future. These efforts are inherently risky, and we may never realize any expected benefits from them.

We have made substantial investments to develop new product offerings and technologies, including our data infrastructure and our matching engine, and we intend to continue investing significant resources in developing new technologies, tools, features, services, products, and product offerings. We expect to increase our investments in these new initiatives in the near term, which may result in lower margins. We also expect to spend substantial amounts as we seek to grow the verticals in which we operate our platform and increase our scale, and expand our offerings to additional geographic markets. If we do not spend our development budget efficiently or effectively on commercially successful and innovative technologies, we may not realize the expected benefits of our strategy. Our new initiatives also have a high degree of risk, as each involves strategies, technologies, and regulatory requirements with which we have limited or no prior development or operating experience. There can be no assurance that demand for such initiatives will exist or be sustained at the levels that we anticipate, or that any of these initiatives will gain sufficient traction or market acceptance to generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that product offerings developed by others will render our product offerings non-competitive or obsolete. Further, our development efforts for new product offerings and technologies could distract management from current operations and will divert capital and other resources from our more established product offerings and technologies. Even if we are successful in developing new product offerings or technologies, regulatory authorities may subject us to new rules or restrictions in response to our innovations that could increase our expenses or prevent us from successfully commercializing new product offerings or technologies. If we do not realize the expected benefits of our investments, our business, financial condition and operating results may be harmed.

Our new product could fail to achieve the sales projections we expected.

Our growth projections assume that with an increased advertising and marketing budget, our products will be able to gain traction in the marketplace at a faster rate than our current products. Our new products may fail to gain market acceptance for any number of reasons. If the new products fail to achieve significant sales and acceptance in the marketplace, this could materially and adversely impact the value of your investment.
We use generative artificial intelligence, including in certain of our products and services, which may result in operational challenges, legal liability and reputational concerns that could adversely affect our business and results of operations.
We deploy generative AI into certain of our products and services, which may result in adverse effects to our operations, legal liability, reputation and competitive risks. The use of generative AI may lead to challenges, concerns and risks that are significant or that we may not be able to predict, especially if our use of these technologies in our products and services becomes more important to our operations over time.
Generative AI in our products and services may be difficult to deploy successfully due to operational issues inherent to the nature of such technologies. For example, AI algorithms use machine learning and predictive analytics which may be insufficient or of poor quality and reflect inherent biases and could lead to flawed, biased, and inaccurate results. In addition, generative AI may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, and/or legal liability. For example, deficient or inaccurate recommendations, summaries, or analyses that generative AI features assist in producing could lead to customer rejection, or skepticism of our products, affect our reputation or brand, and negatively affect our financial results. Further, unauthorized use or misuse of generative AI by our employees or others may result in disclosure of confidential company and customer data, reputational harm, privacy law violations and legal liability. Generative AI is also the subject of a quickly evolving legal and regulatory environment, and new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications related to our use of generative AI could cause us to divert resources towards compliance and adversely affect our business, reputation, or financial results. Our use of generative AI may also lead to novel and urgent cybersecurity risks, including the misuse of personal data, which may adversely affect our operations and reputation.

The development and commercialization of our products are highly competitive.

We face competition with respect to any products that we may seek to develop or commercialize in the future. Our competitors include major companies, some publicly listed like us, in the United States. Many of our competitors have significantly greater financial, technical, and human resources than we have and superior expertise in research and development and marketing approved products and thus may be better equipped than us to develop and commercialize products. These competitors also compete with us in recruiting and retaining qualified personnel and acquiring technologies. Smaller or early-stage companies may also prove to be significant competitors or disruptors, particularly through collaborative arrangements with large and established companies and/or some of our competitors. Accordingly, our competitors may commercialize products more rapidly or effectively than we can, which would adversely affect our competitive position, the likelihood that our products and services will achieve initial market acceptance and our ability to generate meaningful additional revenues from our products.

We must correctly predict, identify, and interpret changes in consumer preferences and demand, offer new products to meet those changes, and respond to competitive innovation.

Consumer preferences may result in the need for our products to change continually. Our success depends on our ability to predict, identify, and interpret the tastes and habits of consumers and to offer products that appeal to consumer preferences. If we do not offer products that appeal to consumers, our sales and market share will decrease. We must distinguish between short-term fads, mid-term trends, and long-term changes in consumer preferences. If we do not accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. If we fail to expand our product offerings successfully across product categories, or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products could decrease, which could materially and adversely affect our product sales, financial condition, and results of operations. In addition, achieving growth depends on our successful development, introduction, and marketing of innovative new products and line extensions.

Successful innovation depends on our ability to correctly anticipate customer and consumer acceptance, to obtain, protect and maintain necessary intellectual property rights, and avoid infringing the intellectual property rights of others and failure to do so could compromise our competitive position and adversely impact our business.

We rely on the data provided to us by users and third parties to operate and improve our product offerings, and if we are unable to maintain and grow the use of such data, we may be unable to provide users with a platform experience that is relevant and effective, which would harm our business, financial condition, and results of operations.

We analyze first-party data from users and may leverage third-party data from aggregators to understand our users’ unique financial situations. The large amount of information we use in operating and improving our platform is critical to the experience we provide for our users. If we are unable to maintain, grow and efficiently handle the data provided to us, the value that we provide to borrowers and the quality of matches with financial services partners may be limited. In addition, if we do not maintain the quality, accuracy and timeliness of this information, user experience may suffer, which would harm our business, financial condition, and results of operations.

We depend on relationships with our financial services partners (we refer to such service partners as “Lenders”), and any adverse changes in their financial strength, tightening of their underwriting standards or adverse changes to their online marketing strategy would adversely affect our business, financial condition, and results of operations.

Our success depends on the financial strength and underwriting standards of financial service partners on our platform, specifically Lenders. If our financial services partners experience financial difficulties, they may cease participating on our platform or tighten underwriting standards, which would result in fewer opportunities for us to earn fees from matching borrowers with them. In times of financial difficulty, financial services providers may also fail to pay fees when due or drop the quality of their services to borrowers. Our partners could also change their online marketing strategies or implement cost-reduction initiatives that decrease spending through our platform. The occurrence of one or more of these events, alone or in combination, with a significant number of financial services partners, could harm our business, financial condition, and results of operations.

We depend on relationships with our lenders, and any adverse changes in these relationships could adversely affect our business, financial condition, and results of operations.

Our success depends in significant part on the financial strength of lenders, insurers and lead purchasers participating on our marketplaces and continuing relationships with such lenders. Lenders could, for any reason, experience financial difficulties and cease participating on our marketplaces, fail to pay match and/or closing fees when due and/or drop the quality of their services to borrowers. We could also have commercial or other disputes with such Lenders from time to time. The occurrence of one or more of these events with a significant number of Lenders could, alone or in combination, have a material and adverse effect on our business, financial condition and results of operations.

Our financial performance is dependent on our ability to successfully refer users to lenders and other financial service partners, and these partners are not precluded from offering products and services outside of our platform.

Our ability to earn revenue is dependent on referring users of our site to our financial services partners and our users seeking to transact with such partners. Borrowers or lenders may attempt to circumvent us, which would adversely affect our ability to earn revenue.
18

Lenders on our marketplaces may not provide competitive levels of service to borrowers, which could materially and adversely affect our brands and businesses and their ability to attract borrowers.

The ability of our businesses to provide borrowers with a high-quality experience depends, in part, on borrowers receiving competitive levels of convenience, customer service, price and responsiveness from Lenders participating in our other marketplaces with whom they are matched. If these providers do not provide borrowers with competitive levels of convenience, customer service, price and responsiveness, the value of our various brands may be harmed, the ability of our businesses to attract borrowers to our websites may be limited and the number of borrowers matched through our marketplaces may decline, which could have a material and adverse effect on our business, financial condition and results of operations.

We compete in a highly competitive and rapidly evolving market with several other companies, and we face the possibility of new entrants disrupting our market over time.

We currently compete with several companies that market commercial real estate financing services online, as well as with more traditional sources of financial information, and with financial institutions offering their products directly, and we expect that competition will intensify. Our competitors include companies such as Marcus & Millichap, Meridian Capital Group, Eastern Union Funding, Lev, and others. Some of these existing competitors may have more capital or complementary products or services than we do, and they may leverage their greater capital or diversification in a manner that adversely affects our competitive position, including by making strategic acquisitions. In addition, we also face the possibility of new competitors.

If borrowers do not find value in our platform or do not like the user experience on our platform, the number of matches on our platform may decline and would harm our business, financial condition, and results of operations.

We believe that the growth of our business and revenue depends upon our ability to engage our existing users and to add new users in our current as well as new markets. If we lose users or user engagement diminishes, our business and financial condition will be negatively impacted. If we fail to remain competitive on customer experience, editorial articles and product offerings, our ability to grow our business may also be adversely affected.

General economic conditions and commercial real estate market conditions have had and may in the future negatively impact our business.

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

Negative economic conditions, changes in interest rates, credit and the availability of capital, debt or equity, debt and/or equity disruptions in capital markets, uncertainty of the tax and regulatory environment or declines in the demand for commercial real estate investment and related services in international and domestic markets or in significant markets in which we do business, have had and could have in the future a material adverse effect on our business, results of operations and/or financial condition. In particular, the commercial real estate market is directly impacted by (i) the lack of debt and/or equity financing for commercial real estate transactions, (ii) increased interest rates and changes in monetary policies by the U.S. Federal Reserve, (iii) changes in the perception that commercial real estate is an accepted asset class for portfolio diversification, (iv) changes in tax policy affecting the attractiveness of real estate as an investment choice, (v) changes in regulatory policy impacting real estate development opportunities and capital markets, (vi) slowdowns in economic activity that could cause residential and commercial tenant demand to decline, and (vii) declines in the regional or local demand for commercial real estate, or significant disruptions in other segments of the real estate markets could adversely affect our results of operations. Any of the foregoing would adversely affect the operation and income of commercial real estate properties.

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

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be affected by such events or may otherwise turn out to be inaccurate.

Adverse conditions in the primary and secondary multifamily and commercial mortgage markets, as well as the general economy, could have a material adverse effect on our business, financial condition and results of operations.

Constraints in the primary and secondary mortgage markets in the past have had, and may in the future have, an adverse effect on our business, financial condition, and results of operations. Generally, increases in interest rates adversely affect the ability of our mortgage Lenders to close loans, and adverse economic trends limit the ability of our mortgage lenders to offer home loans other than low-margin conforming loans. Our businesses may experience a decline in demand for their offerings due to decreased borrower demand as a result of the conditions described above, now or in the future. The decreased borrower demand for mortgage refinancing typically leads to decreased traffic to our website and higher associated selling and marketing efforts associated with that traffic. While higher lender demand during these periods often leads to an increase in the amount lenders will pay per matched lead and higher revenue earned per borrower, increases in the amount lenders will pay per matched lead in this situation are limited by the overall cost models of our lenders, and our revenue earned per borrower can be adversely affected by the overall reduced demand for refinancing in a rising interest rate environment. Conversely, during periods with decreased interest rates, mortgage Lenders have less incentive to use our marketplaces, or in the case of sudden increases in borrower demand, our mortgage Lenders may lack the ability to support sudden increases in volume. Situations like this could have a material adverse effect on our business, financial condition, and results of operations.

Adverse conditions in the commercial real estate finance markets, or poor or uncertain macroeconomic conditions, could harm our business, financial condition, and results of operations.

Our business is dependent on the commercial real estate finance markets and the demand for the products offered by our financial services partners. Both our financial services partners and users may be affected by prevailing economic, political, market, health and social events or conditions. A decline in these conditions could impact our users and could reduce their demand for commercial property loans and other financial service products, which could ultimately impact our revenues. Similarly, during such conditions our financial services partners may tighten underwriting standards, and implement cost-reduction initiatives that reduce or eliminate marketing budgets and decrease spending on our platform. Any of these events could adversely affect our business, financial condition, and results of operations.

Seasonal fluctuations and other market data in the investment real estate industry could adversely affect our business and make comparisons of our quarterly results difficult.

Our revenue and profits have historically tended to be significantly higher in the second half of each year than in the first half of the year. This is a result of a general focus in the real estate industry on completing or documenting transactions by the calendar year-end and because certain of our expenses are relatively constant throughout the year. This historical trend can be disrupted both positively and negatively by major economic, regulatory, or political events impacting investor sentiment for a particular property type or location, current and future projections of interest rates and tax rates, the attractiveness of other asset classes, market liquidity and the extent of limitations or availability of capital allocations for larger institutional buyers, to name a few. As a result, our historical pattern of seasonality may or may not continue to the same degree experienced in the prior years and may make it difficult to determine, during the course of the year, whether planned results will be achieved, and thus to adjust to changes in expectations.

Our business has been and may in the future be adversely affected by restrictions in the availability of debt or equity capital as well as a lack of adequate credit and the risk of deterioration of the debt or credit markets and commercial real estate markets.

Restrictions on the availability of capital, both debt and/or equity, can create significant reductions in the liquidity and flow of capital to the commercial real estate markets. Severe restrictions in debt or equity liquidity as well as the lack of availability of credit in the markets we service can significantly reduce the volume and pace of commercial real estate transactions. These restrictions can also have a generally negative effect on commercial real estate prices themselves. Our business is particularly sensitive to the volume of activity and pricing in the commercial real estate market. This has had and may have a significant adverse effect on our business.

We cannot predict with any degree of certainty the magnitude or duration of developments in the credit markets and commercial real estate markets as it is inherently difficult to make accurate predictions concerning such macroeconomic movements that are beyond our control. This uncertainty limits our ability to plan for future developments. In addition, uncertainty regarding market conditions may limit the ability of other participants in the credit markets or commercial real estate markets to plan for the future. As a result, market participants may act more conservatively than they might in a stabilized market, which may perpetuate and amplify the adverse developments in the markets we serve. While business opportunities may emerge from assisting clients with transactions relating to distressed commercial real estate assets, there can be no assurance that the volume of such transactions will be sufficient to meaningfully offset the declines in transaction volumes within the overall commercial real estate market.

Any insurance coverage we have might not be sufficient and uninsured losses may occur.

We maintain minimum insurance coverage to protect us against a broad range of risks, at levels we believe are appropriate and consistent with current industry practice. Our objective is to exclude or minimize the risk of financial loss at a reasonable cost.

Nevertheless, we could still be subject to risks in the following areas, among others:

•	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies,
•	inability to maintain adequate insurance coverage on commercially reasonable terms in the future,

•	certain categories of risks are currently not insurable at a reasonable cost, and

•	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

Any one or more of these events could have an adverse effect on our business, financial position, profit, and cash flow.

Additionally, we cannot be certain that our insurance coverage will be adequate for data security liabilities incurred, will cover any indemnification claims against us relating to any incident, will be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations.

We rely on third-party service providers to support our platform and information technology systems.

We rely on third-party service providers to provide critical services that help us deliver our products and operate our business, including hosting our platform. These providers may support or operate critical business systems for us or store or process the same sensitive, proprietary, and confidential information we handle. We do not have a redundant network or rapid disaster recovery capabilities in most cases for the services provided by third-party service providers. These service providers may not have adequate security measures and could experience a security incident that compromises the confidentiality, integrity, or availability of the systems they operate for us or the information they process on our behalf. Such occurrences could adversely affect our business to the same degree as if we had experienced these occurrences directly and we may not have recourse to the responsible third-party service providers for the resulting liability we incur.

Any significant disruption to the infrastructure of our third-party service providers and/or any changes in our third-party service providers’ service levels may significantly impact our business operations, including making our platform unavailable to our users. A lengthy interruption in the availability of our platform would result in a loss of matches with our lenders and corresponding revenue, which would impact our operating results and cash flow. In addition, it would negatively impact search engine ranking, user experience and our reputation with our lenders. Furthermore, if any of our agreements with our third-party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting providers. Although alternative providers could host our platform on a substantially similar basis, such a transition could potentially be disruptive, and we could incur significant costs in connection therewith.

We rely on operating system providers to support our platform, and any disruption, deterioration or change in their services, policies, practices, guidelines or terms of service could have a material adverse effect on our business, financial condition and results of operations.

The success of our platform depends upon the effective operation of certain mobile operating systems, networks and standards that are run by operating system providers and app stores, or Providers. We do not control these Providers and, as a result, we are subject to risks and uncertainties related to the actions taken, or not taken, by these Providers.

Some of our products and services contain open-source software, which may pose particular risks to our proprietary software, products, and services in a manner that could negatively affect our business.

We use open-source software in our platform and anticipate continuing to use open-source software in the future. Some open-source software licenses require those who distribute open-source software as part of their software product to publicly disclose all or part of the source code of such software product or to make available any derivative works of the open-source code on unfavorable terms or at no cost, and we may be subject to such terms. The terms of certain open-source licenses to which we are subject have not been interpreted by the U.S. or foreign courts, and there is a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to provide or distribute our products or services. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, the open-source software or derivative works that we develop using such software, which could include our proprietary source code or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated products or services unless and until we can re-engineer such source code to eliminate the use of such open-source software. This re-engineering process could require us to expend significant additional research and development resources, and we may not be able to complete the re-engineering process successfully. In addition to risks related to license requirements, the use of certain open-source software can lead to greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties, assurance of title or controls on the origin or operation of the open-source software, which are risks that cannot be eliminated, and could, if not properly addressed, negatively affect our business. We cannot be sure that all of our use of open-source software is in a manner that is consistent with our current policies and procedures or will not subject us to liability. Any of these risks could be difficult to eliminate or manage, and, if not addressed, would negatively affect our business, financial condition, and operating results.

We may not be able to continue to obtain licenses to third-party software and intellectual property on reasonable terms or at all, which may disrupt our business and harm our financial results.

We license third-party software and other intellectual property for use in connection with our platform, including for various third-party product integrations with our platform. Our third-party licenses typically limit our use of intellectual property to specific uses and include other contractual obligations with which we must comply. These licenses may need to be renegotiated or renewed from time to time, or we may need to obtain new licenses in the future. Third parties may stop adequately supporting or maintaining their offerings or they or their technology may be acquired by our competitors. If we are unable to obtain licenses to third-party software and intellectual property on reasonable terms or at all, the functionalities available through our platform may be adversely impacted, which could in turn harm our business. Further, if we or our third-party licensors were to breach any material term of a license, such a breach could, among other things, prompt costly litigation, result in the license being invalidated and or result in fines and other damages. If any of the following were to occur, it could harm our business, financial results, and our reputation.

We also cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the intellectual property to grant us the applicable licenses. Although we seek to mitigate this risk contractually, we may not be able to sufficiently limit our potential liability. If we are unable to obtain or maintain rights to any of this intellectual property because of intellectual property infringement claims brought by third parties against our licensors or against us, our ability to provide functionalities through our platform using such intellectual property could be severely limited and our business could be harmed. Furthermore, regardless of the outcome, infringement claims may require us to use significant resources and may divert management’s attention.

We are dependent on internet search engines, in particular, Google, to direct traffic to our websites and refer new users to our platform. If search engines’ algorithms, methodologies, or policies are modified or enforced in ways we do not anticipate, or if our search results page rankings decline for other reasons, traffic to our platform or user growth or engagement could decline, any of which would harm our business, financial condition, and results of operations.

We are dependent on internet search engines, primarily Google, to direct traffic to our platform, including our website. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, and without prior notice to us. If that occurs, we may experience significant declines in the organic search ranking of our search results, leading to a decrease in traffic to our platform.  We have experienced declines in traffic and user growth as a result of these changes in the past and anticipate fluctuations as a result of such actions in the future.  Our organic website traffic increased more than 70% in 2023 compared to 2022, while we achieved approximately 100 million organic impressions on google over the last 12 months.

In addition, Google may take action against websites for behavior that it believes unfairly influences search results. Our ability to appeal these actions is limited, and we may not be able to revise our content strategies to recover the loss in domain authority, page rankings, traffic or user growth resulting from such actions. Any significant reduction in the number of users directed to our website or mobile application from search engines would harm our business, revenue, and financial results.

Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased, or have otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. Although we may have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or in reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have patent portfolios that are used against us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to the assertion of their intellectual property rights. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found or alleged to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.

Our trademarks, copyrights, and other intellectual property could be unenforceable or ineffective
.

Intellectual property is a complex field of law in which few things are certain. Competitors may be able to design around our intellectual property, find prior art to invalidate it, or render the patents unenforceable through some other mechanism. If competitors can bypass our trademark and copyright protection without obtaining a sub-license, the Company’s value will likely be materially and adversely impacted. This could also impair the Company’s ability to compete in the marketplace. Moreover, if our trademarks and copyrights are deemed unenforceable, the Company will almost certainly lose any potential revenue it might be able to raise by entering into sub-licenses. This would cut off a significant potential revenue stream for the Company.

The cost of enforcing our trademarks and copyrights could prevent us from enforcing them.

Trademark and copyright litigation has become extremely expensive. Even if we believe that a competitor is infringing on one or more of our trademarks or copyrights, we might choose not to file suit because we lack the cash to successfully prosecute a multi-year litigation with an uncertain outcome, or because we believe that the cost of enforcing our trademark(s) or copyright(s) outweighs the value of winning the suit in light of the risks and consequences of losing it, or for some other reason. Choosing not to enforce our trademark(s) or copyright(s) could have adverse consequences for the Company, including undermining the credibility of our intellectual property, reducing our ability to enter into sublicenses, and weakening our attempts to prevent competitors from entering the market. As a result, if we are unable to enforce our trademark(s) or copyright(s) because of the cost of enforcement, your investment in the Company could be significantly and adversely affected.

Changes in government regulation could adversely impact our business.

The Company is subject to legislation and regulation at the federal and local levels and, in some instances, at the state level. We expect that court actions and regulatory proceedings will continue to refine our rights and obligations under applicable federal, state, and local laws, which cannot be predicted. Modifications to existing requirements or imposition of new requirements or limitations could adversely impact our business.

Failure to obtain proper business licenses or other documentation or to otherwise comply with local laws and requirements regarding marketing or matching commercial property and business borrowers with financial services providers may result in civil or criminal penalties and restrictions on our ability to conduct business in that jurisdiction.

Compliance with these requirements may render it more difficult for us and our financial services partners to operate or may raise our internal costs or the costs of our financial services partners, which may be passed on to us through less favorable commercial arrangements. While we have endeavored to comply with applicable requirements, the application of these requirements to persons operating online is not always clear and the failure to comply with any such applicable requirements may require us to expend significant capital and resources to investigate and remedy the noncompliance and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Moreover, any of the licenses or rights currently held by us or our employees may be revoked prior to, or may not be renewed upon, their expiration. In addition, we or our employees may not be granted new licenses or rights for which they may be required to apply from time to time in the future.

Changes in the regulation of the internet, mobile carriers and their partners could negatively affect our business.

Our business is dependent on the continued growth and maintenance of the internet’s infrastructure, as well as our ability to market products through channels such as e-mail and voice and text messaging. There can be no assurance that the internet’s infrastructure will continue to be able to support the demands placed on it by sustained growth in the number of users and amount of traffic. To the extent that the internet’s infrastructure is unable to support the demands placed on it, our business may be impacted. We may also be disadvantaged by the adverse effect of any delays or cancellations of private sector or government initiatives designed to expand broadband access. The reduction in the growth of, or a decline in, broadband and internet access poses a risk to us.

In addition, federal, state, and international government bodies and agencies have in the past adopted, and may in the future adopt, laws and regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could adversely affect the demand for our products and services or require us to modify our products and services to comply with these changes. Laws, rules, and regulations governing advertising and e-commerce through internet communications and mobile carriers and their partners are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership, infringement, and misappropriation, concerning trade secrets, the distribution of electronic communications, marketing and advertising, data privacy and security, search engines and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could hinder growth in or negatively impact the use of the internet generally, including the viability of internet e-commerce, which could reduce our revenue, increase our operating expenses, and expose us to significant liabilities.

Security incidents or real or perceived errors, failures or bugs in our systems and platform could impair our operations, compromise our confidential information or our users’ personal information, damage our reputation and brand, and harm our business and operating results.

Our continued success depends on our systems, applications, and software continuing to operate and meet the changing needs of our customers and users and financial services partners. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services efficiently and securely. Like all information systems and technology, our platform may contain or develop material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or shutdown of our platform.

Operating our business and products involves the collection, storage, use and transmission of large volumes of sensitive, proprietary and confidential information, including financial and personal information, pertaining to our current, prospective and past users, as well as our staff, contractors, and business partners. The security measures we take to protect this information may be breached as a result of computer malware, viruses, social engineering, ransomware attacks, account takeover attacks, hacking and cyberattacks, including by state-sponsored and other sophisticated organizations. Such incidents have become more prevalent in recent years. Our security measures could also be compromised by our personnel, theft, or errors, or be insufficient to prevent exploitation of security vulnerabilities in software or systems on which we rely. Such incidents may in the future result in unauthorized, unlawful or inappropriate use, destruction or disclosure of, access to, or inability to access the sensitive, proprietary, and confidential information that we handle. These incidents may remain undetected for extended periods.

Because there are many different cybercrime and hacking techniques and such techniques continue to evolve, we may be unable to anticipate attempted security breaches, react promptly or implement adequate preventative measures. While we have developed systems and processes designed to protect the integrity, confidentiality, and security of our and our users’ confidential and personal information under our control, we cannot assure you that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

A security breach or other security incident, or the perception that one has occurred, could result in a loss of confidence by both our users and financial services partners and damage our reputation and brand, reduce demand for our products, disrupt normal business operations, require us to expend significant capital and resources to investigate and remedy the incident and prevent a recurrence, and subject us to litigation, regulatory enforcement action, fines, penalties, and other liability, which could adversely affect our business, financial condition and results of operations. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies in our industry could create the perception among our users and financial services partners that our digital platform is not safe to use. Security incidents could also damage our IT systems and our ability to make the financial reports and other public disclosures required of public companies. These risks are likely to continue to increase as we continue to grow, process, store and transmit an increasingly larger and larger volume of data.

We collect, store, use and otherwise process personal information, including financial information and other sensitive data, which subjects us to governmental regulation and other legal obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could harm our business.

We collect, store, use and process personal information and other user data, including financial information, credit report information and other sensitive information for our Registered Users. We rely on this data provided to us by users and third parties to offer, improve and innovate our products. If we are unable to maintain and grow such data, we may be unable to provide borrowers with a platform experience that is relevant, efficient, and effective, which could adversely affect our business, financial condition and results of operations.

There are numerous federal, state, and local laws and regulations regarding data privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data, the scope of which is changing and subject to differing interpretations. In addition, as we continue to expand internationally, we are subject to foreign data privacy and security laws and regulations. These data privacy laws and regulations are complex, continue to evolve, and on occasion may be inconsistent between jurisdictions leading to uncertainty in interpreting such laws. We are also subject to the terms of our privacy policies and privacy-related obligations to third parties, and, given the recent change in administration, we expect a heightened level of scrutiny on the financial data we handle. These laws, regulations, and other obligations may be interpreted and applied in a manner that is inconsistent from one regulatory body to another and may conflict with other rules or our practices.

Most of the jurisdictions in which we operate have established their data privacy and security legal frameworks. Failure to comply with these laws can result in regulatory fines or penalties.
The California borrower Privacy Act (“CCPA”) created new data privacy rights for California-resident users that will be expanded when the CPRA
, which was approved in November 2020, goes into effect. In addition, Virginia recently passed the borrower Data Protection Act, which will go into effect at the same time as CPRA and many other states are considering enacting privacy laws. These laws, as well as any associated regulations, may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or negative publicity and could cause our users and lenders to lose trust in us, which would have a material and adverse effect on our business. We may also be subject to remedies that may harm our business, including fines, demands or orders that we modify or cease existing or planned business practices.

Data breaches or incidents involving our technology or products could damage its business, reputation and brand and substantially harm its business and results of operations.

If the Company’s data and network infrastructure were to fail, or if the Company were to suffer an interruption or degradation of services or other infrastructure environments, it could lose important manufacturing and technical data, which could harm its business. The Company’s facilities, as well as the facilities of third parties that maintain or have access to the Company’s data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. If the Company’s or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, the Company’s ability to operate may be impaired and its business could be adversely affected. A decision to close facilities without adequate notice, or other unanticipated problems, could adversely impact the Company’s operations. The Company’s infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that the Company experiences could result in unauthorized access to, misuse of or unauthorized acquisition of its internal sensitive corporate data, such as financial data, intellectual property, or data related to contracts with commercial or government customers or partners. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in the Company’s operations or damage to the Company’s computer hardware or systems or those of its employees and customers. Moreover, negative publicity arising from these types of disruptions could damage the Company’s reputation.

Threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create a risk of cybersecurity incidents. These incidents can include but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, the Company may be unable to anticipate these incidents or techniques, timely discover them or implement adequate preventative measures.

Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. The Company’s network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications the Company develops or procures from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to the Company’s systems or facilities through fraud, trickery or other forms of deceiving the Company’s employees, contractors and temporary staff. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any cybersecurity vulnerabilities. The Company does not currently have a cyber liability insurance policy and even if a policy is purchased, the Company cannot be certain that its coverage will be adequate for liabilities incurred or that insurance will continue to be available to it on economically reasonable terms, or at all.

The significant unavailability of the Company’s services due to attacks could cause users to cease using the Company’s services and materially adversely affect the Company’s business, prospects, financial condition and results of operations. The Company uses software that it has developed, which the Company seeks to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, the Company may not always be successful in executing these upgrades and improvements, which may occasionally fail its systems. The Company may experience periodic system interruptions from time to time. Any slowdown or failure of the Company’s underlying technology infrastructure could harm its business, reputation and ability to execute its business plan, which could materially adversely affect its results of operations. The Company’s disaster recovery plan or those of its third-party providers may be inadequate.

Expenses or liabilities resulting from litigation could materially adversely affect our results of operations and financial condition.

We may become party to various legal proceedings and other claims that arise in the ordinary course of business, or otherwise in the future. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In addition, any such claims or litigation may be time-consuming and costly, divert management resources, require us to change our platform, or have other adverse effects on our business. While we cannot assure the outcome of any legal proceeding or contingency in which we are or may become involved, we do not believe that any pending legal claim or proceeding arising in the ordinary course will be resolved in a manner that would have a material adverse effect on our business. However, if one or more of these legal matters resulted in an adverse monetary judgment against us, such a judgment could harm our results of operations and financial condition.

Computer malware, viruses, ransomware, hacking, phishing attacks and similar disruptions could result in security and privacy breaches and interruptions and delays in services and operations, which could harm our business.

Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruptions and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking, phishing, and other attacks against online networks have become more prevalent and may occur on our systems in the future. We have implemented security measures, such as multi-factor authentication and security incident and event management tools. But any attempts by cyber attackers to disrupt our services or systems, if successful, could harm our business, introduce liability to data subjects, resulting in the misappropriation of funds, and be expensive to remedy and damage our reputation or brand. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. As cyber-attacks evolve, the cost of measures designed to prevent such attacks continues to increase, and we may not be able to cause the implementation or enforcement of such preventions with respect to our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

Service disruptions, outages and other performance problems can be caused by a variety of factors, including infrastructure changes, cyber-security threats, third-party service providers, human or software errors and capacity constraints. If our services are unavailable when users attempt to access them, they may seek other services, which could reduce demand for our solutions from target customers.

We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations. However, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures, including by lengthening the time services are partially or fully unavailable to customers and users. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which could adversely affect our business and financial results.

Risks related to our regulatory environment

Our business may be subject to a variety of U.S. financial regulations, many of which are overlapping, ambiguous and still developing, which could subject us to claims or otherwise harm our business.

Aspects of our business may be subject to a variety of federal and state financial and other laws, including laws and state licensing requirements financial products and services, privacy and data security, investment advisory services, and other laws that are frequently evolving and developing. The scope and interpretation of such laws are often uncertain and may be conflicting or ambiguous. It is difficult to predict how existing laws, some of which were enacted before the widespread adoption of the internet and mobile devices, will be applied to our business and the new laws to which we may become subject. In addition, as our business grows into new markets or expands and we collect, use and share more user data internally and with financial services partners, we may become subject to additional laws and regulations.

If we are not able to comply with applicable financial and other laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or discontinue certain products or features, which would negatively affect our business. In addition, negative publicity resulting from regulatory actions against us or others in our industry could harm our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability could also harm our business, financial condition and operating results.

Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs or requirements resulting in increased expenses.

In the ordinary course of business, we may be named as a defendant in various categories of legal actions, including class action lawsuits and other litigation. These legal actions are inherently unpredictable and, regardless of the merits of the claims, litigation is often expensive, time-consuming, disruptive to our operations and resources, and distracting to management. In addition, certain actions may include claims for indeterminate amounts of damages. Our involvement in any such matter also could cause significant harm to our or our lending partners’ reputations and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. If resolved against us, legal actions could result in excessive verdicts and judgments, injunctive relief, equitable relief, and other adverse consequences that may affect our financial condition and how we operate our business.

In addition, many participants in the consumer financial services industry have been the subject of putative class action lawsuits, state attorney general actions and other state regulatory actions, and federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive or abusive acts or practices, violations of state licensing and lending laws, including state usury and disclosure laws, actions alleging discrimination based on race, ethnicity, gender or other prohibited bases, and allegations of noncompliance with various state and federal laws and regulations relating to originating, servicing, and collecting consumer finance loans and other consumer financial services and products. The current regulatory environment increased regulatory compliance efforts and enhanced regulatory enforcement have resulted in us undertaking significant time-consuming and expensive operational and compliance improvement efforts, which may delay or preclude our or our bank partners’ ability to provide certain new products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes may result in a separate fine assessed for each statutory and regulatory violation or substantial damages from class action lawsuits, potentially more than the amounts we earned from the underlying activities.

Some of our agreements used in the course of our business include arbitration clauses. If our arbitration agreements were to become unenforceable for any reason, we could experience an increase to our consumer litigation costs and exposure to potentially damaging class action lawsuits, with a potential material adverse effect on our business and results of operations. We contest our liability and the amount of damages, as appropriate, in each pending matter. The outcome of pending and future matters could be material to our results of operations, financial condition and cash flows, and could materially adversely affect our business.

In addition, from time to time, through our operational and compliance controls, we identify compliance issues that require us to make operational changes and, depending on the nature of the issue, result in financial remediation to impacted borrowers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of borrowers impacted and could generate litigation or regulatory investigations that subject us to additional risk.

We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to consumer protection and loan financings.

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. While these requirements will not immediately change with the incoming presidential administration, this new administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the Consumer Financial Protection Bureau (CFPB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). It is possible that regulators in the presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

Internet-based loan origination processes may give rise to greater risks than paper-based processes and may not always be allowed under state law.

We use the internet to obtain application information and distribute certain legally required notices to lenders and borrowers, and obtain electronically signed loan documents instead of paper documents with actual borrower signatures. These processes may entail greater risks than would paper-based loan origination processes, including risk regarding the sufficiency of notice for compliance with consumer protection laws, the risk that borrowers may challenge the authenticity of loan documents, and risk that, despite internal controls, unauthorized changes are made to the electronic loan documents. In addition, our software could contain “bugs” that result in incorrect calculations or disclosures or other non-compliance with federal or state laws or regulations. If any of those factors were to cause any loans, or any of the terms of the loans, to be unenforceable against the borrowers, or impair our ability to service loans, the performance of the underlying promissory notes could be adversely affected.

If we are found to be operating without having obtained the necessary state or local licenses, our business, financial condition, and results of operations could be adversely affected.

Certain states have adopted laws regulating and requiring licensing by parties that engage in certain activities regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing for consumer debt collection or servicing and/or purchasing or selling consumer loans. While we believe we have or will be able to acquire all necessary licenses, the application of some consumer finance licensing laws to our platform and the related activities we perform are unclear. In addition, state licensing requirements may evolve, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and student loan servicing activities. States also maintain licensing requirements about the transmission of money, and certain states may broadly interpret such licensing requirements to cover loan servicing and the transmission of funds to investors. If we were found to have violated applicable state licensing requirements by a court or a state, federal, or local enforcement agency, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties and other penalties or consequences, and the loans originated by our bank partners on our platform could be rendered void or unenforceable in whole or in part, any of which could have a material adverse effect on our business.
Our use of generative artificial intelligence tools may pose particular risks to our proprietary software and systems and subject us to legal liability.
We use generative AI tools in our business and expect to use generative AI tools in the future. We have no formal policy regarding use of generative AI and have taken a discretionary-based approach with respect to our employee’s use of generative AI tools. Although we have guidelines with respect to our employees’ use of generative AI tools that encourage the review of certain use cases at the executive level, we do not have processes in place to track and evaluate our employees’ use of generative AI tools and cannot guarantee that all uses will be in accordance with our guidelines.
Generative AI tools producing content which can be indistinguishable from that generated by humans is a relatively novel development, with benefits, risks, and liabilities still unknown. Recent decisions of governmental entities and courts (such as the U.S. Copyright Office, U.S. Patent and Trademark Office, and U.S. Court of Appeals for the Federal Circuit) interpret U.S. copyright and patent law as limited to protecting works and inventions created by human authors and inventors, respectively. We are therefore unlikely to be able to obtain U.S. copyright or patent protection for works or inventions wholly created by a generative AI tool, and our ability to obtain U.S. copyright and patent protection for source code, text, images, inventions or other materials, which are developed with some use of generative AI tools may be limited, if available at all. Likewise, the availability of such IP protections in other countries is unclear. As a result, we could have no remedy if third parties reused those same materials, or similar materials, also generated by AI tools. In addition, we may have little or no insight into the third-party content and materials used to train third party generative AI tools, or the extent of the original works which remain in the outputs. As a result, we may face claims from third parties claiming infringement of their intellectual property rights, or mandatory compliance with open-source software or other license terms, with respect to software, or other materials or content we believed to be available for use, and not subject to license terms or other third-party proprietary rights. We could also be subject to claims from the providers of the generative AI tools, if we use any of the generated materials in a manner inconsistent with their terms of use. Any of these claims could result in legal proceedings and could require us to purchase a costly license, comply with the requirement of open source software license terms, or limit or cease using the implicated software, or other materials or content unless and until we can re-engineer such software, materials, or content to avoid infringement or change the use of, or remove, the implicated third party materials, which could reduce or eliminate the value of our technologies and services. Any use of generative AI tools to develop source code may also present additional security risks because the generated source code may have been modelled from publicly available code, or otherwise not subject to all of our standard internal controls, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on the code. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, results of operations, financial condition, and future prospects.
29

Risks related to taxation

We are subject to income taxes as well as non-income-based taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes.
Significant judgment is required in determining our provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable: a) there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our income tax provisions, expense amounts for non-income-based taxes and accruals, and b) any material differences could have an adverse effect on our financial position and results of operations in the period or periods for which determination is made.

We have made significant estimates and judgments in calculating our income tax provision and other tax assets and liabilities. If these estimates or judgments are incorrect, our operating results and financial condition may be materially affected.

We are subject to regular review and audit by tax authorities. Any adverse outcome of such a review or audit could negatively affect our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax assets and liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain at the present time. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may have a material effect on our operating results and financial condition.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations.

Changes in tax laws could have a material adverse effect on our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act passed in 2017 contained significant changes to U.S. tax law, including a reduction in the corporate tax rate and a moved towards a new territorial system of taxation. The primary impact of the Tax Act on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. The impact of the Tax Act may be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition and results of operations.

We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value-added or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition and results of operations.

The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, business tax and gross receipts tax, to platform businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business. In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative actions to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

We may face various indirect tax audits in various U.S. jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about or challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could harm our business, financial condition and results of operations. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be harmed.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Risks related to ownership of our securities

Our CEO and Chairman will have control over key decision-making as a result of his control of a majority of our voting shares.

Blake Janover, the Company’s Chief Executive Officer and Chairman, currently owns 10,000 shares of our Series A Preferred Stock, representing 100% of the outstanding shares of Series A Preferred Stock. Generally, the Series A Preferred Stock votes together with the common stock unless otherwise prohibited by law, and is entitled to 10,000 votes per share. Mr. Janover’s ownership of Series A Preferred Stock as well as his ownership of our common stock will provide him with approximately 96.22% of the voting power of the Company’s outstanding voting securities as of March 28, 2024.  As a result, Mr. Janover will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Janover will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Janover controls the Company at the time of his death, control may be transferred to a person or entity that he designates as his successor. Mr. Janover also serves as the Chairman of the Company’s Board of Directors. As a board member and officer, Mr. Janover owes a fiduciary duty to the Company and must act in good faith in a manner he reasonably believes to be in the best interests of the Company. As a beneficial stockholder, even a controlling beneficial stockholder, Mr. Janover is entitled to vote his shares, and shares over which he has voting control in his interests, which may not always be in the interests of our stockholders generally. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive you of an opportunity to receive a premium for your common stock as part of a sale, and might ultimately affect the trading price of our common stock.

We may not be able to maintain a listing of our common stock on Nasdaq.

We must meet certain financial and liquidity criteria to maintain such listing. If we fail to meet any of Nasdaq’s continued listing standards or we violate Nasdaq listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price, trading volume and marketability of our securities may, from time to time, be significantly affected by numerous factors beyond our control, which may materially adversely affect the market price of your securities, the marketability of your securities and our ability to raise capital through future equity financings.

The market price and trading volume of our securities may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your securities, the marketability of your securities and our ability to raise capital through equity financings. These factors include the following:

•	actual or anticipated variations in our periodic operating results,

•	increases in market interest rates that lead investors of our securities to demand a higher investment return,

•	changes in earnings estimates,

•	changes in market valuations of similar companies,

•	actions or announcements by our competitors,

•	adverse market reaction to any increased indebtedness we may incur in the future,

•	additions or departures of key personnel,

•	actions by stockholders, and

•	speculation in the media, online forums, or investment community,

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the Nasdaq Capital Markets and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, especially once we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. In addition, we expect that our management and other personnel will need to divert their attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We also expect that being a public company will make it more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If notwithstanding our efforts, we fail to comply with new laws, regulations and standards or our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

We are an
“
emerging growth company
”
 and a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

We are an “emerging growth company” as defined under the Section 2(a) of the Securities Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies can delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make a comparison of our financial statements with those of other public companies more difficult. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our consolidated financial statement with other public companies difficult or impossible.
Future sales of our securities may affect the market price of our securities.

We cannot predict what effect, if any, future sales of our securities, or the availability of securities for future sale, will have on the market price of our securities. Sales of substantial amounts of our securities in the public market, or the perception that such sales could occur, could materially adversely affect the market price of our securities and may make it more difficult for you to sell your securities at a time and price which you deem appropriate.

You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.

Our amended and restated certificate of incorporation and our 2021 Equity Incentive Plan authorize us to reserve and allocate shares of our common stock on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 659,824 shares of common stock for issuance under our 2021 Equity Incentive Plan subject to adjustment in certain events. Any common stock that we issue, including under our 2021 Equity Incentive Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our common stock.
In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception.

We may issue additional debt and equity securities, which are senior to our common stock as to distributions and in liquidation, which could materially adversely affect the market price of our securities.

In the future, we may attempt to increase our capital resources by entering into additional debt or debt-like financing that is secured by all or up to all of our assets, or issuing debt or equity securities, which could include issuances of commercial paper, medium-term notes, senior notes, subordinated notes or shares. In the event of our liquidation, our lenders and holders of our debt securities would receive a distribution of our available assets before distributions to our stockholders.

Any additional preferred securities, if issued by our company, may have a preference with respect to distributions and upon liquidation, which could further limit our ability to make distributions to our common stockholders. Because our decision to incur debt and issue securities in our future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financing.

Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. Thus, you will bear the risk of our future offerings reducing the value of your securities and diluting your interest in us. In addition, we can change our leverage strategy from time to time without the approval of holders of our common stock, which could materially adversely affect the market share price of our securities.

We do not intend to pay dividends for the foreseeable future.

Since our conversion from a limited liability company to a corporation on March 9, 2021, we have not declared or paid any cash dividends on our capital stock. We intend to continue with the same policy, and currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, the terms of our existing corporate debt agreements do, and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation of our common stock, if any, will be the only way for stockholders to realize any future gains on their investment in the foreseeable future.

Our potential future earnings and cash distributions to our stockholders may affect the market price of our securities.

Generally, the market price of our securities may be based, in part, on the market’s perception of our growth potential and our current and potential future cash distributions, whether from operations, sales, acquisitions or refinancings, and on the value of our businesses. For that reason, our securities may trade at prices that are higher or lower than our net asset value per share. Should we retain operating cash flow for investment purposes or working capital reserves instead of distributing the cash flows to our stockholders, the retained funds, while increasing the value of our underlying assets, may materially adversely affect the market price of our securities. Our failure to meet market expectations with respect to earnings and cash distributions and our failure to make such distributions, for any reason whatsoever, could materially adversely affect the market price of our securities.

Were our securities to be considered a penny stock, and therefore become subject to the penny stock rules, U.S. broker-dealers may be discouraged from effecting transactions in our securities.

Our securities may be subject to the penny stock rules under the Exchange Act. The SEC rules define a “penny stock,” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, broker-dealers that derive more than 5% of their customer transaction revenues from transactions in penny stocks are required to deliver a standardized risk disclosure document that provides information about penny stocks, and the nature and level of risks in the penny stock market, to any non-institutional customer to whom the broker-dealer recommends a penny stock transaction. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing before completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that before a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our securities. These additional penny stock disclosure requirements are burdensome and may reduce all the trading activity in the market for our securities. As long as our securities are subject to the penny stock rules, the holders of our securities may find it more difficult to sell their securities and cause a decline in the market value of our stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any stockholder, including a beneficial owner, to bring (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of fiduciary duty owed by any officer, director, or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (iv) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act of 1933, as amended, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Notwithstanding the foregoing, the exclusive forum provision shall not apply to claims seeking to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Although our amended and restated certificate of incorporation contains the choice of forum provision described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees, or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive-forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Our common stock market price and trading volume could decline if equity or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our common stock will depend in part on the research and reports that equity or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined under Section 2(a) of the Securities Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies may delay the adoption of certain new or revised accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period, which may make a comparison of our financial statements with those of other public companies more difficult. We may take advantage of these exemptions for so long as we are an “emerging growth company.” We cannot predict if investors will find our common stock less attractive to the extent that we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
35

General risks factors

We may make decisions based on the best interests of our users to build long-term trust that may result in us forgoing short-term gains.

One of our fundamental values is to build our business by making decisions based on the best interests of our users, which we believe has been essential to our success in building user trust in our platform and increasing our user growth rate and engagement. We believe this best serves the long-term interests of our company and our stockholders. In the past, we have forgone, and we may in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our platform and our users, even if such decisions adversely affect our results of operations in the short term. For example, we do not use impression-based advertising on our platform (
i.e.,
where payment is based on digital views or engagement), we publish editorial content on topics that do not generate revenue for us.

We have less experience operating in some of the newer market verticals to which we have expanded.

We have explored and have expanded into new verticals including small and medium business (“SMB”) loan products, software as a service, with the acquisition of Groundbreaker, and commercial insurance, with the newly formed company, Janover Insurance Group Inc. We do not have as much experience with these newer verticals as we do with the other more established verticals on our platform. Accordingly, newer verticals may be subject to greater risks than the more established verticals on our platform.

The success of our entry into new verticals will depend on several factors, including:

•	Implementing in a cost-effective manner product features expected by borrowers and financial services providers;

•	Market acceptance of an intermediary by borrowers and financial services providers;

•	Offerings by current and future competitors;

•	Our ability to attract and retain management and other skilled personnel;

•	Our ability to collect amounts owed to us from our financial services partners;

•	Our ability to develop successful and cost-effective marketing campaigns; and

•	Our ability to timely adjust marketing expenditures to changes in demand for the underlying products and services offered by our financial services partners in these newer verticals.

Our results of operations may suffer if we fail to successfully anticipate and manage these issues associated with expansion into new verticals.

We may not be able to expand into new markets.

While a key part of our business strategy is to engage users in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. Many factors could negatively affect our ability to grow our user base and engagement, including if:

•	we lose users to new market entrants and/or existing competitors;

•	we do not obtain regulatory approvals necessary for expansion into new verticals, geographies or to launch new product features and tools;

•	we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platform;

•	our platform experiences disruptions or outages;

•	we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;

•	we fail to expand geographically;

•	we fail to offer new and competitive products, provide effective updates to our existing products or keep pace with technological improvements in our industry;

•	technical or other problems frustrate the user experience;

•	we are unable to address user concerns regarding the content, privacy, and security of our digital platform;

•	we are unable to continue to innovate and improve our platform by generating compelling content and tools;

•	existing or new financial services providers use incentives to directly cross-sell their products, reducing borrower benefits of using multiple providers; or

•	we are unable to successfully launch new verticals.

Our inability to overcome these challenges could impair our ability to engage users and could harm our business, operating results, and financial condition.

The occurrence of natural disasters may adversely affect our business, financial condition and results of operations.

The occurrence of natural disasters, including hurricanes, floods, earthquakes, tornadoes, fires and pandemic diseases may adversely affect our business, financial condition or results of operations. The potential impact of a natural disaster on our results of operations and financial position is speculative and would depend on numerous factors. The extent and severity of these natural disasters determine their effect on a given economy. Although the long-term effect of diseases such as the COVID-19 “coronavirus,” H5N1 “avian flu,” or H1N1, the swine flu, cannot currently be predicted, previous occurrences of avian flu and swine flu had an adverse effect on the economies of those countries in which they were most prevalent. An outbreak of a communicable disease in our market could adversely affect our business, financial condition and results of operations, and timely reporting obligations under the current offering. We cannot assure you that natural disasters will not occur in the future or that our business, financial condition and results of operations will not be adversely affected.

Failure to maintain our reputation and brand recognition and attract and engage users cost-effectively would harm our business, financial condition, and results of operations.

To attract borrowers to our platform, convert these borrowers into matches with financial services partners and generate repeat visits, we must market our platform and maintain borrower trust. Promoting and maintaining our brand requires the expenditure of considerable money and resources for online and offline marketing and advertising, the continued provision of high-quality products and services that meet user needs, the ability to maintain borrowers’ trust, and the ability to successfully differentiate our brand, products, and services from those of our competitors.

The strength of our brand may be harmed by adverse publicity from many sources. Adverse publicity and the potential corresponding impact on our reputation may be accelerated and amplified by the widespread use of social media platforms. Furthermore, adverse publicity, from legal proceedings against us or our business, including governmental proceedings and borrower class action or other litigation, or the disclosure of information from security breaches or other incidents, could negatively impact our reputation and our brand, which could materially and adversely affect our business and financial condition and results of operations. In addition, the actions of our third-party marketing partners who engage in advertising on our behalf could negatively impact our reputation and our various brands.  The failure of our business to maintain or enhance its reputation and brand recognition and attract and retain borrowers cost-effectively could materially and adversely affect our business, financial condition and results of operations.

Damage to our reputation could negatively impact our business, financial condition, and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. Any incident that erodes consumer loyalty for our brand could significantly reduce its value and damage our business. We may be adversely affected by any negative publicity, regardless of its accuracy. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. The information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate and may disseminate rapidly and broadly, without affording us an opportunity for redress or correction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.
Not required for smaller reporting companies.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We assess risks from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats.
Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. IT leadership reports to our CEO and CFO to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We promote a company-wide culture of cybersecurity risk management. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2023.
Governance
Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our executive management will update the Audit Committee on cybersecurity risks on a periodic basis, with a minimum frequency of once per year.

ITEM 2.	PROPERTIES
We do not own any real property. Our executive offices are located at 6401 Congress Avenue, Suite 250, Boca Raton, Florida, 33487. We lease our office space from a third party under a lease agreement that commenced on April 1, 2022, and expires on March 31, 2025, with a monthly base rent averaging approximately $4,500.

ITEM 3.	LEGAL PROCEEDINGS
There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “JNVR”.
Holders
As of
March 28
, 2024, there were 2,798 holders of record of our common stock.

Dividends
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our shares of common stock will be your sole source of gain for the foreseeable future.

Unregistered Sales of Equity Securities

Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans
See Item 11 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.
ITEM 6.	RESERVED
Not applicable.
I TEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

Overview

We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.

We have developed an AI-enabled, B2B fintech platform that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, chat with our AI, set up their own profile and submit and manage loan requests on their dashboard in a digital experience. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors (inbound sales team) that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial real estate mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Our capital markets advisors have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, commercial mortgage-backed securities (“CMBS”) lenders and Small Business Administration (“SBA”) lenders.

Our business model includes earning a transaction fee each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. We are generally paid by the lender or the borrower and are paid by both sometimes. Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing. We do not make loans or share risk with the lenders, with whom we conduct business with.  With the recent acquisition of Groundbreaker, an increasing portion of our total revenue is recurring software subscription revenue.
Strategy

In 2024, we plan to focus on our growth opportunities which are also the foundations of our competitive advantage.

We are focused on executing in the following ways:

1.
Expanding our sales channels beyond search engine optimization and inbound contacts from our websites into new sales channels and strategic and referral partnerships, such as the new partnership agreement that we recently set up with La Rosa Holdings
(NASDAQ: LRHC) in November 2023.

2.
Building out our product, enriching it with data and features, while making it easier for lenders to onboard, borrowers to access more options, and our internal capital markets advisors to provide deeper value to both borrowers and lenders. We will continue to enhance our AI capabilities to drive future productivity and growth opportunities.  We aim to create a denser network and stickier experience for all stakeholders.

3.	Continue to expand our SMB division, which has more than doubled in each of the last two fiscal years.
4.
Focusing on expanding our core-product suite through M&A opportunities that have similar characteristics to our recent Groundbreaker acquisition. These characteristics include but are not limited to: predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem. These M&A candidates will complement our core business by upselling and cross selling both new and existing products. In 2024 we will be focusing our attention to the commercial insurance space as we recently launched our new insurtech subsidiary, Janover Insurance Group
Inc.
in January 2024.
Which recently received its Florida license approval in March 2024

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

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events.  Fiscal 2023 was one of the most challenging years for the commercial real estate industry.

Seasonality

Traditionally, the commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters.  However, during fiscal 2023 the commercial real estate market was less seasonal due to the significant macroeconomic pressures in the commercial real estate market.

Results of Operations

Year Ended December 31, 2023, Compared to the Year Ended December 31, 2022

The following table provides certain selected financial information for the periods presented:
	Year Ended December 31,
	2023	2022	Change	Change %
Revenues	$2,003,155	$2,150,937	$(147,782)	(7)%
Operating expenses:
Sales and marketing	1,975,219	1,623,900	351,319	22%
Research and development	792,131	426,828	365,303	86%
General and administrative	2,640,697	1,820,604	820,093	45%
Total operating expenses	5,408,047	3,871,332	1,536,715	40%
Loss from operations	(3,404,892)	(1,720,395)	(1,684,497)	98%
Other income (expense)	31,098	458,720	(427,622)	(93)%
Net loss	$(3,373,794)	$(1,261,675)	$(2,112,119)	167%

Weighted average common shares outstanding - basic and diluted	8,451,573	6,882,581

Net loss per common share - basic and diluted	$(0.40)	$(0.18)

Revenue

Revenue for the year ended December 31, 2023 was approximately $2.0 million, as compared to approximately $2.2 million for the year ended December 31, 2022, a decrease of 7%. The decrease in revenue for the year was due primarily to a reduction in closed loans during the quarter ended December 31, 2023.  This revenue decline can be attributed the ongoing market disruption within commercial real estate. However, the downward pressure on our commercial real estate financing business was offset by the strong growth in our small business administration (“SBA”) and SMB business, which more than doubled of that last two fiscal years.  The SBA/SMB business represented approximately one-third of our total revenue for the year ended December 31, 2023.  For the year ended December 31, 2023 there were 179 transactions that closed on our marketplace, compared to 296 during the year ended December 31, 2022, representing a 40% decrease in transaction volume. The average revenue per transaction was $10,866 in the year ended December 31, 2023, compared to $7,050 for the year ended December 31, 2022 representing a 54% increase in revenue per transaction. This increase in average revenue per transaction was the result of a change in the average loan size during year ended December 31, 2023 compared to the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period. With the completion of our Initial Public Offering (“IPO”) in 2023, we will focus our efforts on revenue growth, with an emphasis on our most profitable customer cohorts. We will target increasing both the number of transactions closed and revenue per transaction closed.

Operating Expenses

Our operating expenses by category for the year ended December 31, 2023, and 2022 is as follows:
	Year Ended December 31,
	2023	2022	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$1,245,681	$1,038,626	$207,055	20%
Advertising & marketing	123,985	353,354	(229,369)	(65)%
Stock-based compensation	509,473	157,628	351,845	223%
Other	96,080	74,292	21,788	29%
Total sales and marketing expenses	$1,975,219	$1,623,900	$351,319	22%

Research and Development Expenses:
Compensation and benefits	$534,381	$328,391	$205,990	63%
Stock-based compensation	209,747	47,729	162,018	339%
Software license fees	48,003	50,708	(2,705)	(5)%
Total research and development expenses	$792,131	$426,828	$365,303	86%

General and Administrative Expenses:
Compensation and benefits	$949,302	$1,083,135	$(133,833)	(12)%
Stock-based compensation	766,225	324,573	441,652	136%
Professional fees and insurance	627,957	162,783	465,174	286%
Office related expenses	62,882	41,847	21,035	50%
Information technology support	22,561	38,268	(15,707)	(41)%
Other	211,770	169,998	41,772	25%
Total general and administrative expenses	$2,640,697	$1,820,604	$820,093	45%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the year ended December 31, 2023 were approximately $2.0 million, compared to approximately $1.6 million for the year ended December 31, 2022, an increase of approximately
$351,
000
, or 22%. The majority of the increase can be attributed to increased compensation, benefits and stock-based compensation expense during fiscal 2023, due to increases in employees and the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022. Offsetting this increase in sales and marketing expenses for fiscal 2023, was a purposeful reduction in advertising and marketing expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize and increase our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs with a minimal amount of software license fees to support the development of our marketplace. Research and development expenses for the year ended December 31, 2023 were approximately $792,000, compared to approximately $427,000 for the year ended December 31, 2022, an increase of approximately $365,000, or 86%. The majority of the increase can be attributed to an increased compensation and benefits and stock-based compensation expense during fiscal 2023, due to increases in employees and the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022.  We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the year ended December 31, 2023 were approximately $2.6 million, compared to approximately $1.8 million for the year ended December 31, 2022, an increase of approximately $820,000, or 45%. The majority of the increase can be attributed to an increase in professional fees and stock-based compensation expense during the year ended December 31, 2023, due to issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO, compared to the same period in 2022. This increase in professional fees and stock-based compensation were in support of our capital raising process, which led to our successful initial public offering in July 2023.

Other income (expense)

Other income for the year ended December 31, 2023 was approximately $31,000 compared to income of approximately $459,000 for the year ended December 31, 2022, a decrease to income of approximately $428,000. Our other income (expense) includes interest income offset by the change in the fair value of future equity obligations, which were realized at the IPO in July 2023.  This decrease to other income was the result of a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations for conversion into common stock upon IPO, which were capitalized on our balance sheet in connection with our IPO.
Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of December 31, 2023 and 2022, we had approximately $5.1 million and approximately $981,000 of cash and cash equivalents, respectively. As of December 31, 2023, we had an accumulated deficit of approximately
$6
.6 million
, and included incurred net losses of
approximately
$
3.4 million
and $
1.3 million
during the year ended December 31, 2023 and 2022, respectively.  We had cash used in operations of approximately
$1
.6 million
during the year ended December 31, 2023, compared to cash used in operations of approximately
$1
.0 million
for the same period for the prior year.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. As such, we intend to continue to invest in research and development, sales and marketing, and general and administrative expenses to drive that rapid growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended December 31,
	2023	2022	Change
Cash used in operating activities	$(1,567,562)	$(1,023,665)	$(543,897)
Cash used in investing activities	$(89,049)	$-	$(89,049)
Cash provided by financing activities	$5,751,095	$297,523	$5,453,572

Cash from operating activities

For the year ended December 31, 2023, cash used in operating activities was approximately $1.6 million compared to approximately $1.0 million for the year ended December 31, 2022. The increase in cash used in operating activities was the result of funding changes in our working capital balances, primarily accounts receivable, prepaid expenses, accounts payable and accrued expenses, as well as our increased loss from operations in fiscal 2023. The increase in cash used in operating activities was minimized due to the approximately
$956,000 increase in stock-based compensation, which is a non-cash expense.

Cash from investing activities

For the year ended December 31, 2023 cash from investing activities were approximately $89,000 compared to $0 for the year ended December 31, 2022. The increase in cash used in investing activities was related to the acquisition of Groundbreaker in November 2023 and the purchase of property and equipment.

Cash from financing activities

For the year ended December 31, 2023, cash from financing activities were approximately $5.8 million compared to approximately $298,000 for the year ended December 31, 2022. The increase was the result of approximately $1.0 million of gross proceeds from the sale of Series B preferred stock in April 2023 and the initial public offering in July 2023 for approximately $5.0 million, net proceeds. With the approximately $5.8 million of net proceeds raised in fiscal 2023, management believes its current capital is sufficient to sustain the Company’s operating expenses for at least one year. We expect to continue to generate operating losses for the foreseeable future as we focus on revenue growth.

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

JANOVER INC.
RECONCILIATION OF NON-GAAP MEASURES

	Year Ended December 31,
	2023	2022
Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(3,373,794)	$(1,261,675)

Add (subtract):

Stock- based compensation	1,485,447	529,929
Depreciation	912	-
Other income (expense)	31,098	458,720

Adjusted EBITDA	$(1,918,533)	$(1,190,466)
	Year Ended December 31,
	2023	2022
Consolidated Reconciliation of GAAP Net Loss per share to Adjusted EBITDA per share:

Net loss per share - basic and diluted	$(0.40)	$(0.18)

Add (subtract):

Stock-based compensation	0.18	0.08
Depreciation	-	-
Other income (expense)	-	0.07

Adjusted EBITDA per share	$(0.22)	$(0.17)

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
Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of assets acquired and liabilities assumed pursuant to business combinations, including contingent consideration, and stock-based compensation.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
47

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
Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including: identifiable intangibles.

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

J
ANOVER INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022
49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Janover Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Janover Inc., (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbb mckennon

We have served as the Company’s auditor since 2020
Newport Beach, California
March 28, 2024
50

JANOVER INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,075,609	$981,125
Accounts receivable	86,138	38,287
Prepaid expenses	130,430	7,566
Total current assets	5,292,177	1,026,978
Property and equipment, net	28,137	-
Intangible assets	675,957	16,178
Goodwill	606,666	-
Other assets	18,107	6,877
Right of use asset	62,781	109,661
Deferred offering costs	-	177,219
Total assets	$6,683,825	$1,336,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$539,136	$159,380
Deferred revenue	83,228	-
Right of use liability, current portion	52,731	45,516
Total current liabilities	675,095	204,896
Contingent consideration	178,819	-
Future equity obligations	-	539,582
Right of use of liability	13,933	67,057
Total liabilities	867,847	811,535

Commitments and contingencies (Note 11)

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both December 31, 2023 and 2022	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2023 and 2022	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,046,981 and 7,064,008 shares issued and outstanding as of December 31, 2023 and 2022, respectively	110	71
Additional paid-in capital	12,459,343	3,794,988
Accumulated deficit	(6,643,475)	(3,269,681)
Total stockholders' equity	5,815,978	525,378
Total liabilities and stockholders' equity	$6,683,825	$1,336,913

See the accompanying notes to the consolidated financial statements.

JANOVER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenues	$2,003,155	$2,150,937

Operating expenses:
Sales and marketing	1,975,219	1,623,900
Research and development	792,131	426,828
General and administrative	2,640,697	1,820,604
Total operating expenses	5,408,047	3,871,332
Loss from operations	(3,404,892)	(1,720,395)

Other income (expense):
Change in fair value of future equity obligations	(119,826)	434,224
Interest income	140,720	9,241
Other income	10,204	15,255
Total other income (expense)	31,098	458,720
Net loss	$(3,373,794)	$(1,261,675)

Weighted average common shares outstanding - basic and diluted	8,451,573	6,882,581

Net loss per common share - basic and diluted	$(0.40)	$(0.18)

See the accompanying notes to the consolidated financial statements.

JANOVER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	-	$-	-	$-	-	$-	199,562	$2	6,598,240	$66	$2,427,244	$(2,008,006)	$419,306
Recapitalization (Note 8)	10,000	-	-	-	6,797,802	68	(199,562)	(2)	(6,598,240)	(66)	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	22,434	-	-	-	-	-	146,170	-	146,170
Shares issued as deferred offering costs	-	-	-	-	25,000	1	-	-	-	-	22,749	-	22,750
Conversion of future equity obligations into common stock	-	-	-	-	218,772	2	-	-	-	-	668,896	-	668,898
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	529,929	-	529,929
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,261,675)	(1,261,675)
Balances at December 31, 2022	10,000	-	-	-	7,064,008	71	-	-	-	-	3,794,988	(3,269,681)	525,378
Issuance of preferred stock	-	-	1,000	-	-	-	-	-	-	-	1,000,000	-	1,000,000
Issuance of common stock pursuant to IPO	-	-	-	-	1,412,500	14	-	-	-	-	5,649,986	-	5,650,000
Offering costs	-	-	-	-	-	-	-	-	-	-	(1,076,126)	-	(1,076,126)
Conversion of future equity obligations into common stock in connection with IPO	-	-	-	-	165,861	2	-	-	-	-	659,406	-	659,408
Conversion of preferred stock into common stock in connection with IPO	-	-	(1,000)	-	500,000	5	-	-	-	-	(5)	-	-
Issuance of common stock upon IPO for services and offering costs	-	-	-	-	510,266	5	-	-	-	-	541,059	-	541,064
Exercise of stock options in connection with IPO	-	-	-	-	106,061	1	-	-	-	-	(1)	-	-
Cancellation of stock options and issuance of common stock in connection with IPO	-	-	-	-	236,377	2	-	-	-	-	571,257	-	571,259
Issuance of common stock pursuant to business combination	-	-	-	-	1,051,908	10	-	-	-	-	945,655	-	945,665
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	373,124	-	373,124
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,373,794)	(3,373,794)
Balances at December 31, 2023	10,000	$-	-	$-	11,046,981	$110	-	$-	-	$-	$12,459,343	$(6,643,475)	$5,815,978

See the accompanying notes to the consolidated financial statements.

JANOVER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,373,794)	$(1,261,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	912	-
Stock-based compensation - issuance of common stock upon IPO for services	541,064	-
Stock-based compensation	944,383	529,929
Change in fair value of future equity obligations	119,826	(434,224)
Changes in operating assets and liabilities:
Accounts receivable	(47,851)	72,345
Prepaid expenses	(116,218)	(5,172)
Other assets	(11,230)	(4,483)
Accounts payable and accrued expenses	379,756	79,615
Deferred revenue	(5,379)	-
Right of use liability, net	969	-
Net cash used in operating activities	(1,567,562)	(1,023,665)
Cash flows from investing activities:
Purchases of property and equipment	(29,049)	-
Cash used pursuant to business combination	(60,000)	-
Net cash used in investing activities	(89,049)	-
Cash flows from financing activities:
Proceeds from future equity obligations, net of financing fees	-	286,000
Issuance of preferred stock	1,000,000	-
Issuance of common stock	5,650,000	165,992
Offering costs	(898,905)	(154,469)
Net cash provided by financing activities	5,751,095	297,523
Net change in cash	4,094,484	(726,142)
Cash and cash equivalents at beginning of year	981,125	1,707,267
Cash and cash equivalents at end of year	$5,075,609	$981,125

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Conversion of future equity obligations into common stock in connection with IPO	$659,408	$668,898
Conversion of preferred stock into common stock in connection with IPO	$1,000,000	$-
Issuance of common stock pursuant to business combination	$945,665	$-
Contingent consideration pursuant to business combination	$178,819	$-
Right of use asset and liability	$-	$143,132
Shares issued as deferred offering costs	$-	$22,750

See the accompanying notes to the consolidated financial statements.

JANOVER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

NATURE OF OPERATIONS

Janover Inc. (“Janover” or the “Company”) was originally formed as Janover Ventures, LLC on November 28, 2018 in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. The Company provides a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.  The Company is headquartered in Boca Raton, Florida.

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

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on July 27, 2023, which resulted in the sale of 1,412,500 shares of common stock at a public offering price of $4.00 per share. The aggregate net proceeds to the Company at the closing of the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $0.4 million and offering expenses (excluding other offering costs incurred in connection with the IPO) of approximately $0.3 million.

Acquisition of Groundbreaker

On November 17, 2023, the Company, and Groundbreaker Tech Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Buyer”), simultaneously (i) entered into an Asset Purchase Agreement with Groundbreaker Technologies Inc., a Delaware corporation (“Seller”), and its principal stockholder, pursuant to which the Buyer agreed to acquire substantially all of the assets of the Seller
and certain liabilities related to Seller’s business activities (the “Seller’s Business”) and (ii) closed the Seller acquisition. Following the closing of the Seller acquisition, the Purchased Assets are now being held by the Buyer, and the Seller’s Business is being operated by and through the Company.  See Note 4 for further detail.

Janover Insurance Group Inc.

On November 27, 2023, the Company formed a wholly-owned subsidiary, Janover Insurance Group Inc., a Delaware corporation. With the new subsidiary, the Company aims to transform the landscape of commercial property insurance through the application of generative AI and its unique access to data on the commercial property market.
As of December 31, 2023, no revenue has been generated in relation to these efforts.

2.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $3,373,794 and $1,261,675 during the years ended December 31, 2023 and 2022, respectively, and had cash used in operations of $1,567,562 during the year ended December 31, 2023.

Management’s Plans

As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents of $5,075,609 as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of assets acquired and liabilities assumed pursuant to business combinations, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2023 and 2022, the Company’s cash and cash equivalents were held at accredited financial institutions.

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

At December 31, 2023, the Company approximately $5.1 million in cash and cash equivalents of which approximately $3.8 million were invested in money market funds which are classified within Level 1.
The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 5) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

See Note 5 and 7 for fair value disclosures of future equity obligations.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2023 and 2022, the Company determined there was no allowance for doubtful accounts necessary.

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

Intangible Assets

Intangible assets represent various domain names the Company purchased. The Company owns the domain names indefinitely. Costs to renew domains are expensed as incurred.  In connection with the Groundbreaker acquisition, the Company identified developed technology and the brand name (see Note 4). The brand name is indefinite lived. The Company will amortize the developed technology intangibles on a straight-line basis over a useful life of three (3) years beginning in 2024.

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
Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including: identifiable intangibles.

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date.
On November 17, 2023, the Company acquired intangible assets of $659,779 and recognized goodwill of $606,666 pursuant to the Groundbreaker acquisition. The acquired goodwill represents the value in excess of the net assets and liabilities acquired at the acquisition date.
As of December 31, 2023, the Company determined that no impairment was necessary.
Contingent Consideration
The Company records a contingent consideration liability relating to potential earnout payments based on revenue targets pursuant to the Groundbreaker acquisition. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s consolidated balance sheets.
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

Groundbreaker primarily derives its revenue from software subscription fees, which is recognized over time throughout the term of the customer contract. As of December 31, 2023, there was $88,607 in deferred revenue pertaining to Groundbreaker for subscription fees received in advance of performance obligations satisfied. The revenue will be recognized in 2024.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $123,985 and $353,354 for the years ended December 31, 2023 and 2022, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were $792,131 and $426,828 for the years ended December 31, 2023 and 2022, respectively.

Concentrations

The Company had four customers which accounted for 71% of accounts receivable as of December 31, 2023. The Company had four customers which accounted for 68% of accounts receivable as of December 31, 2022. During the year ended December 31, 2023, two lenders which accounted for 39% of the Company’s revenues. During the year ended December 31, 2022, one customer accounted for 35% of the Company’s revenues. The Company may be negatively affected by the loss of one of these customers.

Future Equity Obligations

The Company has issued Simple Agreements for Future Equity (“SAFEs”) in exchange for cash financing. These funds were classified as long-term liabilities prior to their conversion into shares of common stock upon the Company’s IPO (see Note 5).

The Company has accounted for its SAFE investments as liability derivatives under the FASB’s ASC section 815-40 and ASC section 815-10. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings, under the guidance prescribed by ASC 825-10.  As of December 31, 2023, the Company had no future equity obligations.

Offering Costs

The Company complies with the requirements of ASC 340,
Other Assets and Deferred Costs
, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs pertaining to future equity obligations are charged to interest expense upon completion of an offering. As of December 31, 2023, the Company had no deferred offering costs.

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
Forfeitures are recognized as the
y
occur.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023, diluted net loss per share is the same as basic net loss per share. As of December 31, 2022, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations (see Note 7). Other potentially dilutive items outstanding as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
Series A Preferred Stock	10,000	10,000
Stock options	518,584	427,713
Restricted stock units	225,000	-
Warrants	70,625	-
Total potentially dilutive shares	824,209	437,713

In 2023, the Company converted its Series B preferred stock into common stock at applicable conversion ratio.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

4.	BUSINESS COMBINATIONS

Groundbreaker Acquisition

The Company evaluated the Asset Purchase Agreement pursuant to
ASC 805
and
ASU 2017-01, Topic 805, Business Combinations.
The Company first determined that the Seller met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs. The Seller’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

On November 17, 2023, the Company issued 1,051,908 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of $945,665, or $0.90 per share. Additionally, the Company paid the Seller $60,000 in cash consideration.

Additionally, the Company issued the right to three earnout payments totalling up to $4,000,000 in value combined (the “Earnout Payments”) which may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments may be comprised of cash and/or shares of common stock (the “Earnout Shares”), and will have to be earned during the period between closing and December 31, 2026. The Seller has the option to receive either cash or shares of common stock. The Earnout Shares will be valued at the greater of the closing price at the time of the closing, or the market price at the time of issuance based on the thirty-day volume weighted average price of the Common Stock prior to the date of the issuance in the applicable measurement year.
In accordance with the earn out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of $178,819 based on the fair value of the shares at the acquisition date and probabilities of the respective earnout terms (see Note 5).

Total fair value of the preliminary purchase price consideration as of November 17, 2023 was determined as follows:

Cash	$60,000
Common stock	945,665
Contingent consideration	178,819
Purchase price consideration	$1,184,484

Preliminary Purchase Price Allocation

The Company has made a preliminary allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

Prepaid expenses	$6,646
Intangible assets	659,779
Goodwill	606,666
Deferred revenue	(88,607)
Purchase price consideration	$1,184,484

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of
Groundbreaker
have been included in the consolidated financial statements since the date of acquisition.
Groundbreaker
’s revenue and net income included in the consolidated financial statements since the acquisition date were $31,520 and a loss of $9,712, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Groundbreaker acquisition had occurred as of January 1, 2022. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental intangible asset amortization as a result of the acquisition. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Year Ended December 31,
	2023	2022
Revenue	2,322,855	2,540,543
Net loss	(3,480,660)	(2,487,996)
Net loss per common share - basic and diluted	$(0.41)	$(0.36)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$539,582	$539,582
	$-	$-	$539,582	$539,582

Future Equity Obligations

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

The following table presents changes in future equity obligations measured at fair value for the years ended December 31, 2023 and 2022:

Future Equity Obligations
Balance, December 31, 2021	$1,356,704
Issuance of future equity obligations	286,000
Conversion to common stock	(668,898)
Change in fair value	(434,224)
Balance, December 31, 2022	$539,582
Change in fair value	119,826
Conversion to common stock	(659,408)
Balance, December 31, 2023	$-

Contingent Consideration

The Company measured the contingent consideration liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the contingent consideration liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the statements of operations.

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years.  The Company determined there was no
change in fair value as of December 31, 2023.

The following table presents changes in future equity obligations measured at fair value for the year ended December 31, 2023:

Contingent Consideration
Balance, December 31, 2022	$-
Purchase price consideration - Groundbreaker	178,819
Change in fair value	-
Balance, December 31, 2023	$178,819

6.	LONG-LIVED ASSETS

Property and Equipment

The following is a summary of property and equipment, net:

	December 31,
	2023	2022
Computer and hardware	$22,249	$-
Furniture and fixtures	6,800	-
Total	29,049	-
Less: Accumulated depreciation	(912)	-
Property and equipment, net	$28,137	$-

Depreciation expense was $912 and $0 for the years ended December 31, 2023 and 2022, respectively.

Intangible Assets

The following is a summary of intangible assets:

	December 31,
	2023	2022
Finite-Lived
Developed technology	$576,560	$-
Total	576,560	-

Indefinite-Lived
Brand name	83,219	-
Domain name	16,178	16,178
Intangible assets	$675,957	$16,178

The Company will commence amortization on the developed technology acquired in the Groundbreaker acquisition in 2024.

7.	FUTURE EQUITY OBLIGATIONS

In 2020, the Company initiated a Regulation Crowdfunding (“Regulation CF”) offering of Crowdfunding Simple Agreement for Future Equity (“Crowd SAFE”) securities. Each Crowd SAFE agreement, which provided the right of the investors to future equity in the Company, are subject to a valuation cap of $20,000,000.

If there was an equity financing of at least $2,000,000 in gross proceeds before the instrument expired or is terminated, the Company may either continue the term of the Crowd SAFE without conversion, or issue to the investor a number of units of the CF Shadow Series, as applicable, sold in the equity financing. The CF Shadow Series represent the same type of equity interests sold (preferred or common securities) in the equity financing, however members in the Shadow Series shall have no voting rights. The number of units of the CF Shadow Series equal the purchase amount divided by the Conversion Price. The Conversion Price is equivalent to a) the Safe Price, defined as the valuation cap divided by the number of dilutive units outstanding, or b) the Discount Price, which is the price per unit of the equity interests sold multiplied by the discount rate of 90%; whichever calculation results in a greater number of equity interests. If the Company continues the term of the Crowd SAFE after the initial equity financing, and another equity financing occurs before the termination of the instrument, the Company may further continue the term of the Crowd SAFE or may issue the investor a number of units of the CF Shadow Series equal to the purchase amount by the first equity financing price.

In 2022, the Company entered into SAFE agreements with several investors for total proceeds of $286,000. The agreements had a valuation cap of $50,000,000 and a discount of 20%.

In October 2022, the Company issued an aggregate of 218,772 shares of common stock for the conversion of $668,898 of the 2020 and 2021 SAFEs previously issued.

Upon the Company’s IPO in July 2023, all remaining outstanding SAFEs were converted into 165,861 shares of common stock.

As of December 31, 2023 and December 31, 2022, the fair value of SAFEs was $0 and $539,582, respectively. See Note 5 for fair value disclosures.

8.	STOCKHOLDERS’ EQUITY

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

As of December 31, 2023, there were 100,000 shares designated as Series A preferred stock.

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

In the IPO, which closed on July 27, 2023, the Company issued and sold 1,412,500 shares of common stock at a public offering price of $4.00 per share. The aggregate gross proceeds to the Company from the IPO were approximately $5.6 million. The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $0.4 million and offering expenses of approximately $0.3 million.

Upon the Company’s IPO in July 2023, all shares of Series B Preferred Stock were converted into 500,000 shares of common stock.

Upon the IPO, all outstanding SAFEs were converted into 165,861 shares of common stock.

Upon the IPO, an aggregate of 135,266 shares of common stock were issued for services at a fair value of $4 per share. The Company recognized stock-based compensation expense of $541,064 during the year ended December 31, 2023.

Upon the IPO, an aggregate of 106,061 shares of common stock were issued pursuant to exercise of stock options for no proceeds.

Upon the IPO, an aggregate of 236,377 shares of common stock to employees and consultants were issued pursuant to the cancellation of stock options issued to such holders. The Company revaluated the cancelled options using the Black-Scholes options model immediately prior to modification and compared to the fair value of the shares issued at $4.00 per share and the remaining expense to be recognized under the original option grant. Accordingly, the incremental difference of $571,259 was recognized as stock-based compensation expense in accordance with ASC 718-20-35 during the year ended December 31, 2023.

On November 17, 2023, the Company issued 1,051,908 shares of common stock pursuant to the Groundbreaker Acquisition for a fair value of $945,665, or $0.90 per share.

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

Janover Inc. 2023 Equity Incentive Plan

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception.

The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years.
As of December 31, 2023, there were 650,355 shares available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the years ended December 31, 2023 and 2022 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2021	383,724	$1.57	$1,765,721
Granted	120,235	5.35	-
Exercised	-	-	-
Forfeited	(76,246)	5.00	-
Outstanding as of December 31, 2022	427,713	$1.40	$665,330
Granted	457,000	2.23	-
Exercised	(106,061)	0.07	-
Forfeited	(21,994)	4.32	-
Cancelled	(238,074)	2.42	-
Outstanding as of December 31, 2023	518,584	$2.34	$35,246

Exercisable as of December 31, 2023	61,584	$3,10	$22,026
Exercisable and expected to vest at December 31, 2023	518,584	$2,34	$35,246

The weighted average duration to expiration for outstanding options at December 31, 2023 was 9.52 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.93%-4.73%	2.35%
Expected term (in years)	5.96	5.83
Expected volatility	35% - 40.23%	35.00%
Expected dividend yield	0%	0%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $0.92 and $2.80
, respectively.

Stock-based compensation expense related to stock options was $343,037 and $529,929 for the years ended December 31, 2023 and 2022, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to $307,738 as of December 31, 2023, which will be recognized over a weighted average period of 1.63 years.

Upon the Company’s IPO, the Company cancelled 238,074 stock options and granted the related option holders 236,377 shares of common stock.  This modification resulted in the Company recognizing the remaining expense under the original option and additional incremental consideration as a result of the modification.  Total compensation cost as a result of this transaction was $571,257.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriters at an exercise price of $4.40, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024 until July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 225,000 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 9). The RSUs vest over a period of 4 years. The Company recorded stock-based compensation expense of $30,087 in the statements of operations for the year ended December 31, 2023. Total unrecognized compensation cost related to non-vested restricted common stock amounted to $262,413 as of December 31, 2023, which is expected to be recognized over 3.75 years. As of December 31, 2023, 225,000 RSUs remained unvested.

Classification
s

The following is a summary of stock-based compensation by type for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Sales and marketing	$509,473	$157,628
Research and development	209,747	47,729
General and administrative	766,227	324,572
	$1,485,447	$529,929

Total stock-based compensation, including the cancellation of options, common shares issued for services and RSUs by type is as follows:

	Year Ended December 31,
	2023	2022
Options	$343,037	$529,929
RSUs	30,087	-
Issuance of common stock upon IPO for services and offering costs upon IPO	541,064	-
Cancellation of stock options and issuance of common stock in connection with IPO	571,259	-
	$1,485,447	$529,929

9.	RELATED PARTY TRANSACATIONS

Prior to the conversion to a corporation, the founder and Chief Executive Officer had control over 100% of the outstanding units and membership of the Company, and accounted for all contributions and distributions within members’ deficit. Upon the conversion, the founder and Chief Executive Officer’s outstanding units were converted into Class B common shares, which were converted into 10,000 shares of Series A preferred stock and 6,598,240 shares of common stock upon the recapitalization in March 2022 (see Note 8).

During the years ended December 31, 2023 and 2022, the Company incurred $128,267 and $145,959, respectively, to an entity owned by the Chief Executive Officer for compensation. During the years ended December 31, 2023 and 2022, the Company paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director, $11,500 and $18,000, respectively, in consideration for consulting services rendered.  The amounts are included in general and administrative expenses in the statements of operations.

10.	INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to capitalization of research and development costs for tax purposes, stock compensation and net operating loss carryforwards. As of December 31, 2023 and 2022, the Company had net deferred tax assets before valuation allowance of $625,020 and $73,144, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to cumulative losses through December 31, 2023. Therefore, a valuation allowance of $625,020 and $73,144 was recorded as of December 31, 2023 and 2022, respectively. Valuation allowance increased by $551,876 and $73,144 during 2023 and 2022, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 25.35%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2023, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $1,498,000, which can be carried forward indefinitely. Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2023, management has not determined the extent of any such limitations, if any.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2020 on remain open to examination.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In February 2022, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease commenced on April 1, 2022 and expires on September 30, 2025 with monthly base rent ranging from approximately $4,000 to $4,700. The lease required a deposit of $6,877, which is included in other assets in the balance sheet. The Company adopted ASC 842 on January 1, 2022 and recognized a right of use asset and liability of $143,132 using a discount rate of 6.0%.

The following is a summary of future annual minimum lease payments as of December 31, 2023:

Year Ended December 31,
2024	$55,319
2025	14,072
Total minimum lease payments	69,391
Less: imputed interest	(2,727)
Total lease obligations	66,664
Less: Current portion	52,731
Long-term portion of lease obligations	$13,933

Contingencies

The Company may be subject to pending legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

12.	SUBSEQUENT EVENTS

In January 2024, a director exercised 17,595 options for shares of common stock for proceeds of $1,232.
Management has evaluated subsequent events through March 28, 2024, the date the condensed financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these condensed financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors
The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2023.

Name	Age	Position
Blake Janover	41	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
Bruce S. Rosenbloom	56	Chief Financial Officer (CFO) (Principal Financial Officer/Principal Accounting Officer)
William Caragol	57	Independent Director (1)
Samuel Haskell	46	Independent Director (1)
Marcelo Lemos	68	Independent Director (1)
Ned L. Siegel	72	Independent Director (1)

(1)	Appointed to our board of directors on July 24, 2023.

Board Composition
Our board of directors may establish the authorized number of directors from time to time by resolution.
No current or pending member of our board of directors or Compensation Committee serves as a member of the board of directors or the compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Executive Officers and Directors

Blake Janover
 is the Founder and Chief Executive Officer, President and Chairman of the Board of Janover Inc. Mr. Janover currently has more than 15 years of experience as an entrepreneur and a history of running multiple businesses relating to multifamily and commercial property finance, business financing, real estate, technology, consulting, and management and marketing services. Before founding the Company in November 2018, from 2004 to 2019, Mr. Janover served as a consultant on various real estate projects, such as multifamily and commercial real estate finance projects, as well as a partner in a large apartment development in Miami. Having overseen underwriting, origination, and advisory on commercial, multifamily, and residential real estate loans, Blake Janover is uniquely suited to operate Janover. His first business was a mortgage brokerage that later became a correspondent lender, then a direct lender operating in the residential and commercial real estate space in the last cycle.

Mr. Janover
was
an Official Member of the Forbes Real Estate Council, an On Deck Proptech and Scale Fellow, and participated in Harvard Business School’s inaugural executive education program Leveraging Fintech to Grow and Compete.
He graduated the Harvard Business School’s Owner/President Management Program (OPM) 60 cohort in November 2023, and he is an Entrepreneur in Residence at Florida Atlantic University. Mr. Janover has employed hundreds of people globally and brings all his expertise as the leader of Janover Inc. Mr. Janover’s vast experience qualifies him to serve as the Chairman of the Board of Directors.

Bruce S. Rosenbloom
was appointed Chief Financial Officer of the Company on September 7, 2023.
Prior to commencing employment with the Company, Mr. Rosenbloom has served as the Chief Financial Officer and Treasurer of PetMed Express, Inc, (NASDAQ: PETS) since May 2001. During Mr. Rosenbloom’s 22 year tenure with PETS, his responsibilities included overseeing the accounting and finance function, audit and taxation, financial planning and analysis, SEC reporting and investor relations. Mr. Rosenbloom served as the Manager of Finance and Financial Reporting of Cooker Restaurant Corporation, a publicly held (PS: CGRTQ) restaurant, in West Palm Beach, Florida, from December 2000 until May 2001. Mr. Rosenbloom’s duties included all internal and external reporting including all SEC filings and annual reports to shareholders. Mr. Rosenbloom was a senior audit accountant for Deloitte & Touche LLP, an international accounting firm, West Palm Beach, Florida, from January 1996 until December 2000. Mr. Rosenbloom was responsible for planning and conducting all aspects of audit engagements for clients in various industries, including direct marketing, healthcare, manufacturing, financial institutions, and professional service firms. In 2018, Mr. Rosenbloom was selected as a South Florida Business Journal’s CFO of the Year award finalist. Mr. Rosenbloom, a certified public accountant, holds a Bachelor of Science degree in Accounting from Florida Atlantic University and a Bachelor of Arts degree in Economics from the University of Texas at Austin.
Directors

William Caragol
was appointed to the Board of the Company effective July 24, 2023. Mr. Caragol is the Chief Financial Officer of Mainz Biomed, N.V. (NASDAQ: MYNZ) since July of 2021. From 2018 to the present, Mr. Caragol has also been Managing Director of Quidem LLC, a corporate advisory firm. Since 2015, Mr. Caragol has been Chairman of the Board of Thermomedics, Inc., a medical diagnostic equipment company and he served on the board of directors of Greenbox POS (NASDAQ: GBOX) from 2021 to April 2023. Since November 2021 Mr. Caragol has also served as the Chief Operating Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH).  Mr. Caragol, since July 2021, is also on the Board of Directors of Worksport Ltd. (Nasdaq: WKSP), an emerging company in the electric vehicle and alternative energy sector. Since November 2021 Mr. Caragol has also served as the Chief Operating Officer of Iron Horse Acquisitions Corp. (NASDAQ: IROH). From 2012 to 2018. Mr. Caragol was Chairman and CEO of PositiveID, a holding company that was publicly traded that had a portfolio of products in the fields of bio-detection systems, molecular diagnostics, and diabetes management products. Mr. Caragol earned a B.S. in business administration and accounting from Washington and Lee University and is a member of the American Institute of Certified Public Accountants.

We believe that Mr. Caragol’s vast experience as a member of severally publicly traded companies’ board of directors, his education, and professional credentials qualify him to serve as a member of the Company’s Board of Directors.

Samuel Haskell
 was appointed to the Board of the Company effective July 24, 2023. Mr. Haskell has been a Managing Member of Colarion LLC since 2016, an investment advisory and fund manager focused on the financial sector based in Birmingham, Alabama. He is also Chief Investment Officer of JHH Wealth, an SEC-registered investment advisory in Charlotte, North Carolina. Sam began following the financial sector within Morgan Stanley’s equity research group in 2001. He helped found the Financial Institutions Capital Markets Group at Sterne Agee, a regional broker, focusing on community bank equities, from 2002 – 2014. In addition to Colarion, he is a board member at CommerceOne Bank of Birmingham, AL. He has an established due diligence network within the banking and fintech community nationwide. Sam is a CFA charter holder and graduate of Princeton University.

The Company believes Mr. Haskell is qualified to serve as a member of the Company’s board of directors because of his years of experience in the public and private financial services sector, particularly among small and community banks. We believe this background will help us continue to better understand and serve this critical component of our marketplace.

Marcelo Lemos
 was appointed to the Board of the Company effective July 24, 2023. Mr. Lemos has an extensive background in information technology, manufacturing, and engineering. Mr. Lemos is the Founder and President of Innovar Consulting Corporation, a consulting firm, founded in 2012, that provides executive coaching, advising, and mission-critical consulting. Also, since August 2018, Mr. Lemos has been Group Chair for Vistage Florida leading a Chief Executive peer group in the Miami/Fort Lauderdale area. Mr. Lemos has held positions such as senior executive, and member of the board of directors in a broad range of companies, from Fortune 500 entities (Dassault Systemes, PA: DSY), to smaller technology start-ups.
Mr. Lemos’s early career started in the field of solid propellant rocket engines, and he eventually became President and board member of Dassault Systemes Americas, leading a team of over 1,000 engineers. Mr. Lemos holds a Bachelor of Science in Aeronautical Engineering and a Master of Business Administration, and has completed UCLA’s Anderson School of Management Executive Advanced Management Program on International Business. We believe Mr. Lemos to be an excellent candidate because of his extensive experience in building and scaling engineering teams across the Americas. Mr. Lemos’ experience in interfacing with government agencies and operating large technology teams will be invaluable to the Company as we continue to execute on our technology roadmap.
We believe Mr. Lemos is qualified to serve as a member of the Company’s board of directors because of his extensive experience in building and scaling engineering teams across the Americas. Mr. Lemos’ experience in interfacing with government agencies and operating large technology teams will be invaluable to the Company as we continue to execute on our technology roadmap.

Ambassador Ned L. Siegel
 was appointed to the Board of the Company effective July 24, 2023. Ambassador Siegel is the President of The Siegel Group, a multi-disciplined international business management advisory firm he founded in 1997 in Boca Raton, Florida, specializing in real estate, energy, utilities, infrastructure, financial services, oil and gas and cyber and secure technology. Ambassador Siegel has served since 2013 as Of Counsel to the law firm of Wildes & Weinberg, P.C. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006, he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003 to 2007, Ambassador Siegel served on the Board of Directors of the Overseas Private Investment Corporation (“OPIC”), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. Appointed by Governor Jeb Bush, Ambassador Siegel served as a Member of the Board of Directors of Enterprise Florida, Inc. (“EFI”) from 1999-2004. EFI is the State of Florida’s primary organization promoting state-wide economic development through its public-private partnership. Ambassador Siegel presently serves on the Board of Directors of Worksport, Ltd. (Nasdaq: WKSP) and Bannix Acquisition Corp. (Nasdaq: BNIX). He also presently serves on the following Advisory Boards: U.S. Medical Glove Company, Captis Intelligence, Inc. and Maridose, LLC.

Mr. Siegel received a B.A. from the University of Connecticut in 1973 and J.D. from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina.

Family Relationships

There are no family relationships among any of our officers, and/or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors, or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

72

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

Currently, our Chief Executive Officer is also the Chairman of our Board of Directors. Our board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our Company. In making this determination, the board considered, among other matters, Mr. Janover’s experience and tenure of having founded our Company in 2018 and believed that Mr. Janover is highly qualified to act as both Chairman and Chief Executive Officer due to his experience and knowledge. Among the benefits of a combined Chief Executive Officer/Chairman considered by the board is that such a structure promotes clearer leadership and direction for our Company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

Our board of directors oversees that the assets of our Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risks. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. Once the board establishes committees, it is anticipated that much of the work will be delegated to such committees, which will meet regularly and report back to the full board. It is anticipated that the audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, that the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and that the nominating and corporate governance committee will evaluate the risk associated with management decisions and strategic direction.

Independent Directors

Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our board of directors as a listed company within one year of the closing of the primary offering.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director and director nominee concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Messrs. William Caragol, Samuel Haskell, Marcelo Lemos and Ned L. Siegel do not have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these director nominees is “independent” as that term is defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of Nasdaq. In making this determination, our board of directors considered the current and prior relationships that each non-employee director nominee has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director nominee.

Committees of the Board of Directors

Our Board directs the management of our business and affairs and conducts its business through meetings of the Board and its standing committees. As of the date hereof, the Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of
William Caragol, Marcelo Lemos and Ned L. Siegel
. Mr. Caragol serves as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq”) and SEC rules and financially literate under the Nasdaq. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Caragol is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

•	helping our board of directors oversees our corporate accounting and financial reporting processes,

•	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures,

•	assisting with the design and implementation of our risk assessment functions,

•	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements,

•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results,

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters,

•	reviewing related person transactions,

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law, and

•	approving or, as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter, which satisfies the applicable listing standards of Nasdaq.

Compensation Committee

The Company has formed a Compensation Committee comprised of three directors:
Marcelo Lemos, William Caragol and Ned L. Siegel, with Mr. Lemos serving as the chairman. Our Board has affirmatively determined that each satisfy the “independence” requirements defined under the applicable listing standards of the NASDAQ, including the standards specific to members of a compensation committee and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee is responsible for, among other things:
•	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers,

•	reviewing and recommending to our board of directors the compensation of our directors,

•	administering our equity incentive plans and other benefit programs,

•
reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management,

•	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy, and

•	reviewing and evaluating with the chief executive officer the succession plans for our executive officers.

Our compensation committee operates under a written charter, which satisfies the applicable listing standards of the Nasdaq.

Nominating and Corporate Governance Committee

The Company has formed a Nominating and Corporate Governance Committee comprised of three directors, Ned L. Siegel, Samuel Haskell and Marcelo Lemos, each of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the Nasdaq listing standards, with Mr. Siegel serving as the chairman. The nominating and corporate governance committee assists our Board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors,

•	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors,

•
reviewing with our chief executive officer the plans for succession to the offices of our executive officers and making recommendations to our board of directors concerning the selection of appropriate individuals to succeed in these positions,

•	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, and

•	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

Our nominating and corporate governance committee operates under a written charter, which satisfies the applicable listing standards of the Nasdaq.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.
Clawback Policy
On November 27, 2023, the Board of Directors of the Company adopted a clawback policy for the recovery of erroneously awarded incentive-based compensation (the “Clawback Policy”), with an effective date of December 1, 2023, in order to comply with Section 10D of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10D-1 of the Exchange Act (“Rule 10D-1”), and the listing rules adopted by The Nasdaq Stock Market, LLC (collectively, the “Final Clawback Rules”). The Board has designated the Compensation Committee of the Board as the administrator of the Clawback Policy.
The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers as defined in Rule 10D-1 (“Covered Officers”) of the Company in the event that the Company is required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, the Company may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement.
Proprietary Information Agreement

In connection with each Director Agreement, each director has agreed to enter into a Proprietary Information Agreement (the “Proprietary Information Agreement”) pursuant to which the director shall maintain in trust and confidence and not disclose to any third party or use for any unauthorized purpose any proprietary information received from the Company and only in connection with providing services as a member of the Company’s Board of Directors. However, a director’s disclosure of proprietary information shall not be precluded if such disclosure is (i) in response to a valid order, including a subpoena, of a court or other governmental body of the United States or any political subdivision thereof; provided, however, that to the extent reasonably feasible, the director shall first have given the Company notice of the director’s receipt of such order and the Company shall have had an opportunity to obtain a protective order requiring that the Proprietary Information so disclosed be used only for the purpose for which the order was issued; (ii) otherwise required by law; or (iii) otherwise necessary to establish rights or enforce obligations under the Proprietary Information Agreement, but only to the extent that any such disclosure is necessary.

The Proprietary Information Agreement shall continue in full force and effect during the term of the Director Agreement. The Proprietary Information Agreement may be terminated at any time thereafter upon thirty (30) days written notice to the other party. The director’s confidentiality obligations under the Proprietary Information Agreement with respect to proprietary information disclosed prior to the effective date of such termination shall survive 18 months after the termination of the agreement; provided, however, the director’s obligations under the Proprietary Information Agreement for proprietary information constituting “trade secrets” survive the termination of the Proprietary Information Agreement indefinitely.
76

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation, and our amended and restated bylaws, limit our directors’ liability and may indemnify our directors and officers to the fullest extent permitted under the Delaware General Corporation Law, or the DGCL, provided that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

•	transaction from which the director derives an improper personal benefit,

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,
•	unlawful payment of dividends or redemption of shares, or

•	breach of a director’s duty of loyalty to the corporation or its stockholders.

These limitations of liability do not apply to liabilities arising under federal securities laws and do not affect the availability of equitable remedies such as injunctive relief or recession.

The DGCL and our amended and restated bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person is also entitled, subject to certain limitations, to advancement, direct payment or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered, and intend to continue to enter, into separate indemnification agreements with some of our directors and officers. These indemnification agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as a director or officer, or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers are insured against liability for actions taken in their capacities as directors and officers. We believe that these provisions in our amended and restated certificate of incorporation and amended and restated bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.
Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2023, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a).
Insider Trading Arrangements and Policies
We have an insider trading policy that prohibits our directors, executive officers, employees, independent contractors and consultants from the purchasing or selling our securities while being aware of material, non-public information about the Company as well as disclosing such information to others who may trade in securities of the Company. Our insider trading policy also prohibits our directors, executive officers, employees, independent contractors and consultants from engaging in hedging activities or other short-term or speculative transactions in the Company’s securities such as short sales, options trading, holding the Company’s securities in a margin account or pledging the Company’s securities as collateral for a loan, without the advance approval of our Chief Executive Officer and Chief Financial Officer. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
77

Rule 10b5-1 Trading Arrangement
None
ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers (as defined under Item 402(m) of Regulation S-K) during the last two fiscal years.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($) (3)	Option awards ($) (3)	Noneequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All othe r compensation ($) (1)	Total ($)
Blake Janover, CEO President (Principal	2023	$255,041	$168,750	$-	$-	$-	$-	$128,267	$552,058
Executive Officer)	2022	$204,038	$-	$-	$-	$-	$-	$191,647	$395,685

Bruce Rosenbloom, CFO (Principal	2023	$63,077	$24,000	$292,500	$-	$-	$-	$-	$379,577
Chief Financial Officer) (2)	2022	$-	$-	$-	$-	$-	$-	$-	$-

Patrick Stinus (Former Chief Financial	2023	$100,760	$-	$-	$-	$-	$-	$-	$100,760
Officer) (2)	2022	$73,625	$-	$-	$53,635	$-	$-	$-	$127,260

(1)
Consists of (i) $128,267 and $145,959 in management fees paid to Blake Elliot, Inc. an entity wholly owned by Mr. Janover, in  2023 and 2022, respectively; (ii) and $45,688 in tuition fees paid on behalf of Mr. Janover in 2022.

(2)
On September 7, 2023, Bruce Rosenbloom was appointed Chief Financial Officer of the Company.
On September 6, 2023, Patrick Stinus resigned from his position as Senior Vice President and Interim Chief Financial Officer of the Company.

(3)	The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the Company’s financial statements.

Employment Agreements

Blake Janover Employment Agreement

On October 10, 2022, we entered into an employment agreement with Blake Janover pursuant to which Mr. Janover has agreed to serve as the Chief Mr. Janover Officer and Chairman of the Board of Directors of the Company. The term of the Agreement commenced with the closing date of our initial public offering (the “Effective Date”) and shall continue until the second (2nd) anniversary thereof (the “Initial Term”), unless terminated earlier pursuant to the terms of the Agreement; provided that, on such second (2nd) anniversary of the Effective Date and each one (1) year annual anniversary thereafter (such date and each annual anniversary thereof, a “Renewal Date”), the Agreement shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) years (each “Renewal Term”), unless either party provides written notice of its intention not to extend the term of the Agreement at least 90 days prior to the applicable Renewal Date.

For services performed by Mr. Janover under the Agreement, Company has agreed to Mr. Janover an annual base salary during the Initial Term at the rate of $375,000 and $475,000 for the subsequent year, subject to the recommendation of the Compensation Committee and approval of the Board (with Mr. Janover recusing himself from such vote) (the “Base Salary”). During the remainder of the Term, the Base Salary shall be reviewed by the Compensation Committee and/or the Board each year, and the Board may, from time to time, increase such Base Salary.

78

For each fiscal year of the Company during the Term, the Company shall allow Mr. Janover to earn an incentive bonus equal to fifty percent (50%) of the Base Salary for such fiscal year and shall be payable to the extent the applicable performance goals are achieved (which goals and payment matrices shall be set by the Compensation Committee of the Board in its discretion). Also, during the Term, Mr. Janover shall be entitled to receive equity awards either now or in the future, on terms and conditions similar to those applicable to other executive officers of the Company generally, inside or outside of any established equity plan. The amount and terms of the long-term incentive awards awarded to Mr. Janover shall be set by the Compensation Committee in its discretion.

During the Term, if (i) a Change in Control has occurred, Mr. Janover shall be paid a bonus (the “Change in Control Transaction Bonus”), in cash, equal to two (2) times the Base Salary as in effect immediately before such Change in Control. If applicable, the Change in Control Transaction Bonus shall be paid in a lump sum within fifteen (15) days after the consummation of such Change in Control and the following certification by the Board of the occurrence of clauses (i) and (ii) above.

“Change in Control” means the occurrence, in a single transaction or in a series of related transactions, of any one or more of the following events:

(i)
A transaction or series of transactions (other than an offering of common stock to the general public through a registration statement filed by the Company with the Securities and Exchange Commission) whereby any “Person” or related “group” of “persons” (as such terms are used in Sections 13(d) and 14(d)(2) of the Exchange Act) (other than the Company, any of its subsidiaries, an Mr. Janover benefit plan maintained by the Company or any of its subsidiaries or a “Person” that, prior to such transaction, directly or indirectly controls, is controlled by, or is under common control with, the Company) directly or indirectly acquires beneficial ownership (within the meaning of Rule 13(d)(3) under the Exchange Act) of securities of the Company possessing more than fifty percent (50%) of the total combined voting power of the Company’s securities outstanding immediately after such acquisition;

(ii)
The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one  or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination, or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions:

(A)
which results in the Company’s voting securities outstanding immediately before the transaction continuing to represent (either by remaining outstanding or by being converted into voting securities of the Company or the Person that, as a result of the transaction, controls, directly or indirectly, the Company or owns, directly or indirectly, all or substantially all of the Company’s assets or otherwise succeeds to the business of the Company (the Company or such Person, the “Successor Entity”) directly or indirectly, at least a majority of the combined voting power of the Successor Entity’s outstanding voting securities immediately after the transaction, and

(B)
after which no Person or group beneficially owns voting securities representing fifty percent (50%) or more of the combined  voting power of the Successor Entity;
provided, however,
that no Person or group shall be treated as beneficially owning fifty percent (50%) or more of the combined voting power of the Successor Entity solely as a result of the voting power held in the Company prior to the consummation of the transaction.

The Company may terminate the Agreement due to the death or disability. The Company may also terminate the Agreement with or without “Cause.” Mr. Janover may also terminate the Agreement with or without “Good Reason.”

“Cause” means the occurrence of one or more of the following events:

(i)
Mr. Janover’s continued refusal or failure to perform (other than by reason of disability) Mr. Janover’s material duties and  responsibilities to Company if such refusal or failure is not cured within thirty (30) days following written notice of such refusal or failure by Company to Mr. Janover, or Mr. Janover’s continued refusal or failure to follow any reasonable lawful direction of the Board if such refusal or failure is not cured within thirty (30) days following written notice of such refusal or failure by Company to Mr. Janover;

(ii)	willful, grossly negligent or unlawful misconduct by Mr. Janover which causes material harm to Company or its reputation;

79

(iii)
the Company is directed in writing by regulatory or governmental authorities to terminate the employment of Mr. Janover or Mr. Janover engages in activities that: (i) are not approved or authorized by the Board, and (ii) cause actions to be taken by regulatory or governmental authorities that have a material adverse effect on Company; or

(iv)
a conviction, plea of guilty, or plea of
nolo contendere
 by Mr. Janover, of or with respect to a criminal offense which is a felony or other crime involving dishonesty, disloyalty, fraud, embezzlement, theft, or similar action(s) (including, without limitation, acceptance of bribes, kickbacks or self-dealing), or the material breach of Mr. Janover’s fiduciary duties with respect to Company.

“Good Reason” means, without Mr. Janover’s express written consent: (i) a material reduction in the Base Salary, then in effect, except a material diminution generally affecting all of the members of the Company’s management, (ii) a material reduction in job title, position or responsibility, (iii) a material breach of any term or condition contained in the Agreement, or (iv) a relocation of Mr. Janover’s principal worksite that is more than fifty (50) miles from Mr. Janover’s principal worksite as of the Effective Date. However, none of the foregoing events or conditions will constitute “Good Reason” unless (i) Mr. Janover provides Company with written notice of the existence of Good Reason within ninety (90) days following the occurrence thereof, (ii) Company does not reverse or otherwise cure the event or condition within thirty (30) days of receiving that written notice, and (iii) Mr. Janover resigns Mr. Janover’s employment within thirty (30) days following the expiration of that cure period.

If the Company terminates the Agreement for Cause, Mr. Janover will receive Mr. Janover’s earned but unpaid Base Salary and unreimbursed expenses. Except as provided herein, Company will have no further obligation to Mr. Janover upon the termination of Mr. Janover’s employment.

In the event of a termination of Mr. Janover’s employment without Cause, in addition to the Final Compensation, Mr. Janover shall receive:
(1)
continuation of the Base Salary, at the rate in effect as of the date immediately preceding the date of termination, until the earlier of: (x) the Term end date and (y) the first anniversary of the date of termination (
provided
,
however,
 if the date of termination is after the first anniversary of the Effective Date, the period pursuant to this subsection shall be eighteen (18) months after the date of termination);

(2)	if the date of termination occurs after the end of a calendar year but prior to the date on which a Bonus under the Agreement, the Bonus; and

(3)
payment of a
pro-rata
portion of the amount of the Bonus for the year in which termination occurs that would have been payable based on actual performance determined under the terms of the Bonus as then in effect for such year.

If Mr. Janover terminates the Agreement other than for Good Reason, Mr. Janover will receive Mr. Janover’s earned but unpaid Base Salary and unreimbursed expenses.

If a Change in Control occurs, and on, or at any time during the 24 months following, the Change in Control, (i) the Company terminates Mr. Janover’s employment for any reason other than Cause or disability, or (ii) Mr. Janover terminates Mr. Janover’s employment for Good Reason, Mr. Janover shall be entitled to the following benefits:

(1)
A severance equal to two times the sum of Mr. Janover’s Base Salary and Bonus (the full, non-prorated Bonus for the year of termination assuming attainment of the targeted performance goals at the 100% pay-out level).

(2)
Mr. Janover also shall be entitled to receive any and all vested benefits accrued under any other incentive plans to the date of termination of employment, the amount, entitlement to, form, and time of payment of such benefits to be determined by the terms of such incentive plans. For purposes of calculating Mr. Janover’s benefits under the incentive plans, Mr. Janover’s employment shall be deemed to have terminated under circumstances that have the most favorable result for Mr. Janover under the applicable incentive plan.

(3)
If, upon the date of termination of Mr. Janover’s employment, Mr. Janover holds any awards with respect to securities of the Company, (i) all such awards that are options shall immediately become vested and exercisable upon such date and shall be exercisable thereafter until the earlier of the third (3rd) year anniversary of Mr. Janover’s termination of employment or the expiration of the full term of the options; (ii) all restrictions on any such awards of restricted stock, restricted stock units or other awards shall terminate or lapse, and all such awards of restricted stock, restricted stock units or other awards shall be vested and payable; and (iii) all performance goals applicable to any such performance-based awards that are “in cycle” (i.e., the performance period is not yet complete) shall be deemed satisfied at the “target” level (assuming 100% pay-out), and (iv) all such awards shall be paid in accordance with the terms of the applicable award agreement.

80

Bruce Rosenbloom Employment Agreement

We entered into an Employment Agreement with Mr. Rosenbloom effective September 7, 2023 (the "Effective Date"), which entitles Mr. Rosenbloom to an annual base salary of (I) $200,000 from the Effective Date through December 31, 2023 ("Initial Term”), (II) $250,000 from January 1, 2024 through December 31, 2024, and (III) $300,000 from January 1, 2025 through the end of the Initial Term, all subject to any applicable revision by the Board of Directors of the Company (the “Board”). Mr. Rosenbloom is also eligible for a target annual discretionary performance bonus of up to 40% of his applicable annual base salary, based on individual and corporate performance goals set by the Board of the Company. Pursuant to the terms of the Employment Agreement, Mr. Rosenbloom was granted, effective as of Mr. Rosenbloom’s first day of employment with the Company (the “Grant Date”), a restricted stock unit award for 225,000 shares of the Company’s common stock pursuant to the terms of a RSU grant notice and form award agreement (the “RSU Award”) under the Company’s equity incentive plan. The RSU Award vests as to 25% of the shares underlying the RSU Award on the first anniversary of the Grant Date and, the remaining shares subject to the RSU Award, shall vest and become exercisable in equal monthly installments on the last day of each full month over the next thirty-six (36) months following the first anniversary of Grant Date, subject to his continued service. If during Mr. Rosenbloom’s employment with the Company, the Company consummates a Change in Control (as defined in the Employment Agreement), then 100% of the unvested portion of the RSU Award shall fully vest immediately at the effectiveness of such Change in Control.
If Mr. Rosenbloom’s employment is terminated (i) by the Company for any reason other than “Cause” (as defined in the Employment Agreement), (ii) for “Good Reason” (as defined in the Employment Agreement) the Company will provide Mr. Rosenbloom with the following benefits and rights: (a) a severance payment in an amount equal to (i) six (6) months of Mr. Rosenbloom’s then-current base salary (if effected after first anniversary of the Effective Date), or (ii) twelve (12) months of Mr. Rosenbloom’s then-current base salary (if effected after second anniversary of the Effective Date), (b) a pro-rata portion of the amount of bonus for the year in which termination occurs, and (c) COBRA coverage for twelve-four (12) months from the termination date, or for six (6) months from the termination date, if such termination is after the first anniversary of the Effective Date. Except for this, at Change in Control or at any time during the following 24 months, if Mr. Rosenbloom is terminated or terminates his employment for any reason other than Cause (as defined in the Employment Agreement) or Disability (as defined in the Employment Agreement), the Company shall pay a severance benefit of (a) two times the sum of Mr. Rosenbloom’s then base salary, and (b) full, non-
pro-rated
 bonus for the year of termination, apart from the immediate vesting of his then 100% of the unvested portion of the RSU Award.

Equity Compensation

Our executive officers may be granted options or other equity awards under our 2021 and 2023 Equity Incentive Plans to purchase shares of our common stock from time to time as approved by our board of directors.

Employee Benefits and Perquisites

Our executive officers are entitled to reimbursement for all expenses reasonably incurred in connection with the performance of their duties as executive officers of the Company.

Retirement Plans

We do not offer retirement plans to our executive officers.

Equity-Based Incentive Awards

Our equity-based incentive awards are designed to align our interests and those of our stockholders with those of our employees and consultants, including our executive officers. Our board of directors or an authorized committee thereof is responsible for approving equity grants.

81

Outstanding Equity Awards at Fiscal Year-End
	Option awards					Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexerciseable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units that have not vested	Equity incentive plan awards: Number of shares or units of stock that have not vested (#)	Award expiration date
Blake Janover - CEO (PEO)	-	-	-	$-	-		-	$-	-	-
Bruce Rosenbloom - CFO (PFO)	-	-	-	$-	-	225,000		$292,500	225,000	09/30/2027
Director Compensation

During the year ended December 31, 2023, the Company incurred $80,755 in director fees. In fiscal 2022, we did not provide compensation to our directors for their service.

We do not have any compensation arrangements or agreements with any of our directors or director nominees other than the agreements described below.

•
On November 10, 2021, we entered into an Advisory Board Agreement with Marcelo Lemos, a director nominee. Pursuant to the agreement, Mr. Lemos has agreed to serve as an advisor to the board of directors of the Company. In consideration for services rendered, the Company granted Mr. Lemos non-qualified stock options exercisable for 29,326 shares of common stock for $6.14 per share, from the date of grant to the tenth anniversary of such date, provided, however, that upon the termination of the agreement, the options shall terminate 90 days after such termination. In addition to the options, the Company shall reimburse Mr. Lemos for all out-of-pocket expenses reasonably incurred by him on behalf or in connection with the provided services under the agreement, subject to the Company’s prior approval. The agreement may be terminated by either party upon three days’ written notice.

•
On November 10, 2021, the Company granted Marcelo Lemos, a director nominee, non-qualified stock options exercisable for 17,595 shares of common stock for $0.07 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

•
In 2023 and 2022, we paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director nominee, $11,500 and $18,000, respectively, in consideration for consulting services rendered.

•
On November 10, 2021, we entered into an Advisory Board Agreement with Samuel Haskell, a director nominee. In consideration for services rendered, the Company granted Mr. Haskell a non-qualified stock option for 14,663 shares of common stock for $0.68 per share from the date of grant to the tenth anniversary of such date, provided, however, that upon the termination of the agreement, the option shall terminate 90 days after such termination. The remaining terms of Mr. Haskell’s agreement are the same as the terms of the Company agreement with Mr. Lemos described above.

•
On July 24, 2023, the Company granted Marcelo Lemos, an independent director, non-qualified stock options exercisable for 50,000 shares of common stock for $4.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

•
On July 24, 2023, the Company granted Samuel Haskell, an independent director, non-qualified stock options exercisable for 10,000 shares of common stock for $4.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

82

•
On July 24, 2023, the Company granted Bill Caragol, an independent director, non-qualified stock options exercisable for 100,000 shares of common stock for $4.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

•
On July 24, 2023, the Company granted Ned Siegel, an independent director, non-qualified stock options exercisable for 20,000 shares of common stock for $4.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

Equity Benefit Plans

The principal features of our equity plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits of which this filing is a part.

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

Janover Inc. 2023 Equity Incentive Plan

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception.  As of December 31, 2023, there were 650,355 shares available for grant under both the 2021 and 2023 Plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of [March 28, 2024] for (i) each of our named executive officers and directors, (ii) all of our named executive officers and directors as a group, and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons have the right to acquire within sixty (60) days of March 28, 2024 are deemed to be outstanding for such person, but not deemed to be outstanding to compute the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Janover Inc., 6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487.
83

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	Shares		% (1)	Shares		% (2)	Voting Power
Officers and Directors

Blake E Janover, Chairman and Chief Executive Officer	5,838,504		52.77%	10,000	(3)	100%	96.30%

Bruce S Rosenbloom, Chief Financial Officer	234,500	(3)	*	-		-	-

William Caragol, Independent Director	110,000	(4)	*	-		-	-

Samuel Haskell, Independent Director	34,663	(5)	*	-		-	-

Marcelo Lemos, Independent Director	107,665	(6)	*	-		-	-

Ned L. Siegel, Independent Director	20,000	(7)	-	-		-	-

All executive officers and directors (6 persons)	6,345,332		53.13%	10,000		100%	96.30%

5% or more shareholders	-		-	-		-	-

*Less than 1%

(1)	Based on 11,064,576 shares of common stock outstanding as of March 28, 2024.
(2)
Based on 10,000 shares of Series A Preferred Stock outstanding as of
March 28
, 2024.  Each share of Series A Preferred Stock is entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law.

(3)
Consists of (i) 9,500 shares of common stock and (ii) 225,000 shares of common stock issuable upon vesting of restricted stock units. The restricted stock units were granted on September 7, 2023 and vest over a period of four years.

(4)
Consists of (i) 10,000 shares of common stock and (ii) 100,000 shares of common stock issuable upon pursuant to a non-qualified stock option granted to Mr. Caragol under the Company’s 2021 Plan on July 24, 2023 for $4.00 per share.

(5)
Consists of (i) 10,000 shares of common stock, (ii) 14,663 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Haskell under the Company’s 2021 Plan on
November 10, 2021
for $0.68 per share, and (iii)
10,000 shares of common stock issuable upon
pursuant to a non-qualified stock option granted to Mr. Haskell under the Company’s 2021 Plan on July 24, 2023 for $4.00 per share.

(6)
Consists of (i) 28,339 shares of common stock, (ii) 29,326 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Lemos under the Company’s 2021 Plan on November 10, 2021 for $6.14 per share, and (iii) 50,000 shares of common stock issuable upon pursuant to a non-qualified stock option granted to Mr. Lemos under the Company’s 2021 Plan on July 24, 2023.

(7)	Consists of 20,000 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Seigel under the Company’s 2021 Plan on July 24, 2023 for $4.00 per share.

84

Change In Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company. However, Blake Janover, the Company’s Chief Executive Officer and Chairman, currently owns 10,000 shares of our Series A Preferred Stock, representing 100% of the outstanding shares of Series A Preferred Stock. Generally, the Series A Preferred Stock votes together with the common stock unless otherwise prohibited by law, and is entitled to 10,000 votes per share. Mr. Janover’s ownership of Series A Preferred Stock as well as his ownership of our common stock will provide him with approximately 96.30% of the voting power of the Company’s outstanding voting securities as of
March 28
, 2024. As a result, Mr. Janover will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Janover will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Janover sells his Series A Preferred Stock at any time or controls the Company at the time of his death, control would be transferred the purchaser or group of purchasers or a person or entity that he designates as his successor. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive stockholder of an opportunity to receive a premium for your common stock as part of a sale, and might ultimately affect the trading price of our common stock.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	589,209	$2.58	650,355
Equity compensation plans not approved by security holder	-	-	-
Total	589,209	$2.58	650,355

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “
Executive Compensation
” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received in arm’s-length transactions.

Transactions with Significant Stockholders

Our Founder and CEO, Blake Janover currently beneficially owns 52.77% of our outstanding common stock, and 100% of our Series A Preferred Stock.

Prior to the Company’s conversion from a Florida limited liability to a Delaware corporation in March 2021, our founder and Chief Executive Officer had control over 100% of the outstanding units and membership interests of the Company and accounted for all contributions and distributions within members’ deficit. Upon the conversion, the founder and Chief Executive Officer’s outstanding units were converted into Class B common shares. In March 2022, the Company restated its Certificate of Incorporation to authorize 110,000,000 shares, consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.00001 per share. Upon the filing of the Amended and Restated Certification of Incorporation, each share of the Company’s Class A common stock was exchanged for one share of common stock and all 45,000,000 shares of the Company’s Class B common stock were exchanged for 6,610,642 shares of common stock and 10,000 shares of Series A Preferred Stock. All of the shares of Series A Preferred Stock are owned by Mr. Blake Janover.
85

During the years ended December 31, 2023 and 2022, the Company paid $128,267 and $145,959, respectively, to Blake Elliot, Inc., an entity wholly owned by Mr. Janover, for consideration of services rendered by Mr. Janover. The amounts are included in general and administrative expenses in the statements of operations.
During the years ended December 31, 2023 and 2022, we paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director nominee, $11,500 and $18,000, respectively, in consideration for consulting services rendered.
Indemnification Agreements

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors, and our amended and restated bylaws indemnify each of our directors and officers to the fullest extent permitted under Delaware law. Our amended and restated certificate of incorporation and amended and restated bylaws also provide our board of directors with the discretion to indemnify our employees and other agents when determined appropriate by the board.
We have entered into indemnification agreements (“Indemnification Agreement”) with each of our directors pursuant to which we indemnify our officers and directors (an “Indemnitee”) to the fullest extent permitted by law if Indemnitee was or is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, any threatened, pending or completed action, suit, proceeding or alternative dispute resolution mechanism, or any hearing, inquiry or investigation that Indemnitee believes might lead to the institution of any such action, suit, proceeding or alternative dispute resolution mechanism, whether civil, criminal, administrative, investigative or other (hereinafter a “Claim”) by reason of (or arising in part or in whole out of) any event or occurrence related to the fact that Indemnitee is or was or may be deemed a director officer of the Company, or any subsidiary of the Company, or by reason of any action or inaction on the part of Indemnitee while serving in such capacity including, without limitation, any and all losses, claims, damages, expenses and liabilities, joint or several (including any investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of, any action, suit, proceeding or any claim asserted) under the Securities Act, the Exchange Act or other federal or state statutory law or regulation, at common law or otherwise or made by a third party against Indemnitee based on any misstatement or omission of a material fact by the Company in violation of any duty of disclosure imposed on the Company by federal or state securities or common laws (hereinafter an “Indemnification Event”) against any and all expenses (including attorneys’ fees and all other costs, expenses and obligations incurred in connection with investigating, defending a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in, any such action, suit, proceeding, alternative dispute resolution mechanism, hearing, inquiry or investigation), judgments, fines, penalties and amounts paid in settlement (if, and only if, such settlement is approved in advance by the Company, which approval shall not be unreasonably withheld) of such Claim and any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments under the Indemnification Agreement (collectively, hereinafter “Expenses”), including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses. Such payment of Expenses shall be made by the Company as soon as practicable but in any event no later than ten (10) days after written demand by Indemnitee therefor is presented to the Company.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or control persons, in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Policies and Procedures for Transactions with Related Persons

Our board of directors adopted a related person transaction policy setting forth the policies and procedures for the identification, review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and a related person were or will be participants and the amount involved exceeds $120,000 or 1% of the average of our total assets as of the end of our last two completed fiscal years, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness and guarantees of indebtedness. In reviewing and approving any such transactions, our audit committee will consider all relevant facts and circumstances as appropriate, such as the purpose of the transaction, the availability of other sources of comparable products or services, and whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, management’s recommendation with respect to the proposed related person transaction and the extent of the related person’s interest in the transaction.
86

All of the transactions described in this section were entered into prior to the adoption of this policy.

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mr. William Caragol, Mr. Samuel Haskell, Mr. Marcelo Lemos, and Mr. Ned L. Siegel are independent directors as defined under the Nasdaq Rules. Mr. Janover is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table provides information regarding the fees billed to us by dbb mckennon
, in the fiscal years ended December 31, 2023, and 2022. All fees described below were approved by the Board:
	For the Fiscal Years Ended
	December 31,
	2023	2022
Audit fees (1)	$152,941	$118,774
Audit related fees (2)	-	-

Total fees	$152,941	$118,774
(1)
Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Includes audit fees paid for pre-acquisition audits of the Company’s subsidiaries and other targets.

Pre-Approval Policy
Our audit committee is responsible for approving or pre-approving all auditing services (including comfort letters and statutory audits) and all permitted non-audit services by the independent auditor and pre-approve the related fees. Pursuant to its charter, the audit committee delegated to each of its members, acting singly, the authority to pre-approve any audit services if the need for consideration of a pre-approval request arises between regularly scheduled meetings, with such approval presented to the audit committee at its next scheduled meeting or as soon as practicable thereafter.

87

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements
For a list of the financial information included herein, see Index to the Financial Statements on page F-1.

(2) Financial Statement Schedules
Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of Janover Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

3.2
Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
3.4
Series B Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

3.5
Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

4.1
Representatives’ Warrants issued to Spartan Capital Securities, LLC, dated July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2023)

4.2
Representatives’ Warrants issued to R.F. Lafferty & Co., Inc., dated July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2023)

4.3
Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.1
Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.2
Janover Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.3	Janover Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023)
10.3
Director Agreement, dated October 11, 2022, between Janover Inc. and William Caragol (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.4
Director Agreement, dated October 11, 2022, between Janover Inc. and Samuel Haskell (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

88

10.5
Director Agreement, dated October 11, 2022, between Janover Inc. and Marcelo Lemos (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.6
Director Agreement, dated October 11, 2022, between Janover Inc. and Ned L. Siegel (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.7†
Advisory Board Agreement, dated November 10, 2021, between Janover Inc. and Marcelo Lemos (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.8†
Advisory Board Agreement, dated November 10, 2021, between Janover Inc. and Samuel Haskell (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.9†
Executive Employment Agreement, dated October 10, 2022, between Janover Inc. and Blake Janover (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.10†
Executive Employment Agreement, dated September 7, 2023, between Janover Inc. and Bruce S. Rosenbloom (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2023)

10.11
Asset Purchase Agreement, dated as of November 17, 2023, by and among the Company, Groundbreaker Tech Inc., Groundbreaker Technologies Inc., and Jake Marmulstein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023)

10.12
Intellectual Property Assignment Agreement, dated as of November 17, 2023, by and between Groundbreaker Technologies Inc., and Groundbreaker Tech Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023)

10.13
Assignment and Assumption Agreement, dated as of November 17, 2023, by and between Groundbreaker Technologies Inc., and Groundbreaker Tech Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023)

14.1
Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023)

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)
31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Janover Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2023)

*	Filed herewith.
**	Furnished herewith
†	Indicates management contract or compensatory plan or arrangement.

89

ITEM 16.	FORM 10-K SUMMARY
None.
90

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANOVER INC.

Date: March 28, 2024	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Blake Janover and Bruce S. Rosenbloom, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Date: March 28, 2024	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 28, 2024	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: March 28, 2024	By:	/s/ William Caragol
Director (Independent)

Date: March 28, 2024	By:	/s/ Samuel Haskell
Director (Independent)

Date: March 28, 2024	By:	/s/ Marcelo Lemos
Director (Independent)

Date: March 28, 2024	By:	/s/ Ned L. Siegel
Director (Independent)

91