Form 10-Q
period 2024-03-31
Janover Inc.
filed 2024-05-14
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of May 14, 2024, the registrant had a total of 11,064,576 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	The effect of and uncertainties related the ongoing volatility in interest rates;

•	Our ability to achieve and maintain profitability in the future;

•	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

•	Our ability to respond to general economic conditions;

•	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

•	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	The success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;

•	Our ability to grow market share in existing markets or any new markets we may enter;

•	Our ability to develop new products, features and functionality that are competitive and meet market needs;

•	Our ability to realize the benefits of our strategy, including our financial services and platform productivity;

•	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;

•	Our ability to establish and maintain effective system of internal controls over financial reporting;

•	Our ability to maintain the listing of our securities on Nasdaq;

•	Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price;

•	The outcome of any legal or governmental proceedings that may be instituted against us; and

•	Other factors detailed under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 28, 2024.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

JAN
O
VER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,924,238	$5,075,609
Accounts receivable	120,779	86,138
Prepaid expenses	132,146	130,430
Total current assets	4,177,163	5,292,177
Property and equipment, net	33,137	28,137
Intangible assets, net	604,348	675,957
Goodwill	606,666	606,666
Other assets	18,107	18,107
Right of use asset	50,619	62,781
Total assets	$5,490,040	$6,683,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$212,172	$539,136
Deferred revenue	83,233	83,228
Right of use liability, current portion	54,502	52,731
Total current liabilities	349,907	675,095
Contingent consideration	178,819	178,819
Right of use of liability	-	13,933
Total liabilities	528,726	867,847

Commitments and contingencies (Note 9)

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both March 31, 2024 and December 31, 2023
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,064,576 and 11,046,981 shares issued and outstanding as of March 31, 2024 and Deember 31, 2023, respectively	110	110
Additional paid-in capital	12,568,730	12,459,343
Accumulated deficit	(7,607,526)	(6,643,475)
Total stockholders' equity	4,961,314	5,815,978
Total liabilities and stockholders' equity	$5,490,040	$6,683,825

See
the
accompanying notes to the unaudited condensed consolidated financial statements.

JA
N
OVER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenues	$411,137	$467,240
Cost of revenues	8,633	-
Gross profit	402,504	467,240

Operating expenses:
Sales and marketing	415,626	293,745
Research and development	173,384	105,200
General and administrative	758,761	342,315
Depreciation and amortization	72,985	-
Total operating expenses	1,420,756	741,260
Loss from operations	(1,018,252)	(274,020)

Other income:
Change in fair value of future equity obligations	-	45,710
Interest income	51,079	6,695
Other income	3,122	1,429
Total other income	54,201	53,834
Net loss	$(964,051)	$(220,186)

Weighted average common shares outstanding - basic and diluted	11,061,839	7,064,008
Net loss per common share - basic and diluted	$(0.09)	$(0.03)

See
the
accompanying notes to the unaudited condensed consolidated financial statements.

JANOVER INC.
CONDENSED CONSOLIDATED STATEMENTS OF
C
HANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Series A		Series B		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders ’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	10,000	$-	-	$-	7,064,008	$71	$3,794,988	$(3,269,681)	$525,378
Stock-based compensation	-	-	-	-	-	-	99,156	-	99,156
Net loss	-	-	-	-	-	-		(220,186)	(220,186)
Balances at March 31, 2023	10,000	-	-	-	7,064,008	71	3,894,144	(3,489,867)	404,348

Balances at December 31, 2023	10,000	-	-	-	11,046,981	110	12,459,343	(6,643,475)	5,815,978
Exercise of stock options	-	-	-	-	17,595	-	1,232	-	1,232
Stock-based compensation	-	-	-	-	-	-	108,155	-	108,155
Net loss	-	-	-	-	-	-	-	(964,051)	(964,051)
Balances at March 31, 2024	10,000	$-	-	$-	11,064,576	$110	$12,568,730	$(7,607,526)	$4,961,314

See
the
accompanying notes to the unaudited condensed consolidated financial statements.

JANOVER INC.
COND
E
NSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(964,051)	$(220,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,985	-
Stock-based compensation	108,155	99,156
Change in fair value of future equity obligations	-	(45,710)
Changes in operating assets and liabilities:
Accounts receivable	(34,641)	(77,423)
Prepaid expenses	(1,716)	-
Accounts payable and accrued expenses	(326,964)	30,429
Deferred revenue	5	-
Net cash used in operating activities	(1,146,227)	(213,734)
Cash flows from investing activities:
Purchase of property and equipment	(6,376)	-
Net cash used in investing activities	(6,376)	-
Cash flows from financing activities:
Exercise of stock options	1,232	-
Net cash provided by financing activities	1,232	-
Net change in cash	(1,151,371)	(213,734)
Cash at beginning of period	5,075,609	981,125
Cash at end of period	$3,924,238	$767,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See
the
accompanying notes to the unaudited condensed financial statements.

JANOVER INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

Janover Inc. (“Janover” or the “Company”) was originally formed as Janover Ventures, LLC on November 28, 20
1
8 in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. The Company provides a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.  The Company is headquartered in Boca Raton, Florida.

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

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the
United States
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

Janover Insurance Group Inc.

On November 27, 2023, the Company formed a wholly-owned subsidiary, Janover Insurance Group Inc., a Delaware corporation. With the new subsidiary, the Company aims to transform the landscape of commercial property insurance through the application of generative AI and its unique access to data on the commercial property market. The Company has received licensing in certain states and is pursuing licensure in various additional states. As of March 31, 2024, no revenue has been generated in relation to these efforts.

2.    GOING CONCERN

The accompanying
condensed
consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of approximately $964,000 and $220,000 during the three months ended March 31, 2024 and 2023, respectively, and had cash used in operations of approximately $1.1 million during the three months ended March 31, 2024.

Management’s Plans

As of the issuance date of these
condensed
consolidated financial statements, the Company expects that its cash and cash equivalents of approximately $3.9 million as of March 31, 202
4
, will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the SEC. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three
-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed on March 28, 2024.

Principles of Consolidation

These
unaudited interim condensed
consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated on consolidation.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held at accredited financial institutions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fa
i
r value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

At March 31, 2024 and December 31, 2023, the Company’s approximately $3.9 million and $5.1 million in cash and cash equivalents of which approximately $2.6 million and $3.8 million were invested in money market funds which are classified within Level 1, all respectively.

The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 4) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. The Company accounts for allowance for doubtful accounts under ASC 310-10-35. Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of March 31, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.

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

Intangible Assets

Intangible assets represent various domain names the Company purchased. The Company owns the domain names indefinitely. Costs to renew domains are expensed as incurred.  In connection with the Groundbreaker acquisition, the Company identified developed technology and the brand name (see Note 4). The brand name is indefinite lived. The Company amortizes the developed technology intangibles on a straight-line basis over a useful life of three (3) years.

Impairment of Long-Lived Assets

The Company continually monitors events and chang
e
s in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including identifiable intangibles.

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

As of March 31, 2024 and December 31, 2023, the Company determined that no impairment was necessary.

Contingent Consideration

The Company records a contingent consideration liability relating to potential earnout payments based on revenue targets pursuant to the Groundbreaker acquisition. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the consolidated statement of operations. The estimate of the fair value of contingent consideration requires very subjective assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with either the payment of cash or the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

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

The Company derives its revenue primarily from
platform fees, which also includes
referral and advisory fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have transferred to the customer. The Company's services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Groundbreaker primarily derives its revenue from software
as a service (“SaaS”)
subscription fees, which is recognized over time throughout the te
rm of the customer contract. As of March 31, 2024, there was approximately $83,000 in deferred revenue pertaining to Groundbreaker for subscription fees received in advance of performance obligations satisfied. The revenue will be recognized in 2024 and 2025.

The disaggregation of revenue is as follows:

	Three Months Ended March 31,
	2024	2023
Platform fees	$338,430	$467,240
SaaS subscription fees	72,707	-
Total Revenue	$411,137	$467,240

Cost of Revenues

Cost of revenues consist of direct software and hosting fees associated with Groundbreaker’s SaaS activities.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $32,000 and $17,000 for the three months ended March 31, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were approximately $173,000 and $105,000 for the three months ended March 31, 2024 and 2023, respectively.

Concentrations

The Company had four customers which accounted for 58% of accounts receivable as of March 31, 2024. The Company had four customers which accounted for 71% of accounts receivable as of December 31, 2023. During the three months ended March 31, 2024, two lenders accounted for 33% of the Company’s revenues. During the three months ended March 31, 2023, two lenders
accounted for 40% of the Company’s revenues.
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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2024 and 2023, diluted net loss per share is the same as basic net loss per share. Other potentially dilutive items outstanding as of March 31, 2024 and 2023 are as follows:

	March 31,
	2024	2023
Series A Preferred Stock	10,000	10,000
Stock options	541,584	422,214
Restricted stock units	225,000	-
Warrants	70,625	-
Total potentially dilutive shares	847,209	432,214

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

On November 17, 2023, the Company issued 1,051,908 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of approximately $946,000, or $0.90 per share. Additionally, the Company paid the Seller $60,000 in cash consideration.

Additionally, the Company issued the right to three earnout payments totaling up to $4,000,000 in value combined (the “Earnout Payments”) which may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments may be comprised of cash and/or shares of common stock (the “Earnout Shares”), and will have to be earned during the period between closing and December 31, 2026. The Seller has the option to receive either cash or shares of common stock. The Earnout Shares will be valued at the greater of the closing price at the time of the closing, or the market price at the time of issuance based on the thirty-day volume weighted average price of the Common Stock prior to the date of the issuance in the applicable measurement year. In accordance with the earn out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of approximately $179,000 based on the fair value of the shares at the acquisition date and probabilities of the respective earnout terms (see Note 5).

Total fair value of the preliminary purchase price consideration as of November 17, 2023 was determined as follows:

Cash	$60,000
Common stock	945,665
Contingent consideration	178,819
Purchase price consideration	$1,184,484

Purchase Price Allocation

The Company has made an allocation of the purchase price in regard to the acquisition related to the assets acquired and the liabilities assumed as of the purchase date. The following table summarizes the preliminary purchase price allocation:

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Groundbreaker acquisition had occurred as of January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what the financial results would have been, had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The following unaudited pro forma financial information includes incremental intangible asset amortization as a result of the acquisition. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months Ended March 31, 2023
Revenue	$574,609
Net loss	(254,837)
Net loss per common share - basic and diluted	$(0.04)

5.  FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of March 31, 2024 Using:
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

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years.  The Company determined there was no change in fair value as of March 31, 2024 or December 31, 2023.

6.  LONG-LIVED ASSETS

Property and Equipment

The following is a summary of property and equipment, net:

	March 2024	December 2023
Computer and hardware	$26,094	$22,249
Furniture and fixtures	9,331	6,800
Total	35,425	29,049
Less: Accumulated depreciation	(2,288)	(912)
Property and equipment, net	$33,137	$28,137

Depreciation expense was $1,376 and $0 for the three months ended March 31, 2024 and 2023, respectively.

Intangible Assets

The following is a summary of intangible assets:

	March 31, 2024	December 31, 2023
Finite-Lived
Developed technology	$576,560	$576,560
Less: accumulated amortization	(71,609)	-
Total	504,951	576,560

Indefinite-Lived
Brand name	83,219	83,219
Domain name	16,178	16,178
Intangible assets	$604,348	$675,957

Amortization expense was approximately $72,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense relates to Groundbreaker’s developed technology, which will be amortized over a 3-year period.

7
.
STOCKHOLDERS’ EQUITY

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

The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of March 31, 2024, there were 627,355 shares in aggregate available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the three months ended March 31, 2024 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	518,584	$2.34	$35,246
Granted	23,000	1.21
Exercised	(17,595)	0.07
Forfeited	-	-
Outstanding as of March 31, 2024	523,989	$2.36	$49,055

Exercisable as of March 31, 2024	43,988	$4.32	$7,595
Exercisable and expected to vest at March 31, 2024	523,989	$2.36	$49,055

The weighted average duration to expiration for outstanding options at March 31, 2024 was 9.3 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.0% - 4.4%	n/a
Expected term (in years)	5.83	n/a
Expected volatility	40.3% - 40.5%	n/a
Expected dividend yield	-	n/a

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 was $0.56. There were no options granted during the three months ended March 31, 2023. Stock-based compensation expense related to stock options was approximately $90,000 and $99,000 for the three months ended March 31, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $230,000 as of March 31, 2024, which will be recognized over a weighted average period of 1.87 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriters at an exercise price of $4.40, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024 until July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 225,000 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 9). The RSUs vest over a period of 4 years. The Company recorded stock-based compensation expense of approximately $18,000 in the statements of operations for the three months ended March 31, 2024. Total unrecognized compensation cost related to non-vested restricted common stock amounted to approximately $245,000 as of March 31, 2024, which is expected to be recognized over 3.5 years. As of March 31, 2024, 225,000 RSUs remained unvested.

Classification

Total stock-based compensation is as follows:

	Three Months Ended March 31,
	2024	2023
Sales and marketing	$4,494	$32,659
Research and development	2,750	18,914
General and administrative	100,911	47,583
	$108,155	$99,156

8.  RELATED PARTY TRANSACATIONS

See Note 7 for options exercised by a director.

During the three months ended March 31, 2024 and 2023, the Company incurred $0 and $57,000, respectively, to an entity owned by the Chief Executive Officer for compensation. The amounts are included in general and administrative expenses in the statements of operations.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and the other information set forth in our Annual Report on Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed herein and any other periodic reports filed and to be filed with the SEC.

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

Strategy

In fiscal 2024, we plan to focus on our growth opportunities which are also the foundations of our competitive advantage. We are focused on executing in the following ways:

1.
Expanding our sales channels beyond search engine optimization and inbound contacts from our websites into new sales channels and strategic and referral partnerships, such as the new partnership agreement that we recently set up with La Rosa Holdings (NASDAQ: LRHC) in November 2023.

18

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

4.
Focusing on expanding our core-product suite through M&A opportunities that have similar characteristics to our recent Groundbreaker acquisition. These characteristics include but are not limited to predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem. These M&A candidates will complement our core business by upselling and cross selling both new and existing products. In 2024 we will also be focusing our attention to the commercial insurance space as we recently launched our new insurtech subsidiary, Janover Insurance Group Inc. in January 2024, which recently received its Florida license approval in March 2024.

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

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in financing fees relating to such transactions. These effects would likely cause us to realize lower revenues. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events. Fiscal 2023 was one of the most challenging years for the commercial real estate industry and we expect the first half of fiscal 2024 to continue with this trend.

Seasonality

Traditionally, the commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters. However, during fiscal 2023 the commercial real estate market was less seasonal due to the significant macroeconomic pressures in the commercial real estate market.

Results of Operations

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	March 31,
	2024	2023	Change	Change %
Revenues	$411,137	$467,240	$(56,103)	-12%
Cost of revenues	8,633	-	8,633	-%
Gross profit	402,504	467,240	(64,736)	-14%
Operating expenses:
Sales and marketing	415,626	293,745	121,881	41%
Research and development	173,384	105,200	68,184	65%
General and administrative	758,761	342,315	416,446	122%
Depreciation and amortization	72,985	-	72,985	-%
Total operating expenses	1,420,756	741,260	679,496	92%
Loss from operations	(1,018,252)	(274,020)	(744,232)	-272%
Other income	54,201	53,834	367	1%
Net loss	$(964,051)	$(220,186)	$(743,865)	-338%

Weighted average common shares outstanding - basic and diluted	11,061,839	7,064,008

Net loss per common share - basic and diluted	$(0.09)	$(0.03)

Revenue

Revenue for the three months ended March 31, 2024 was approximately $411,000 as compared to approximately $467,000 for the three months ended March 31, 2023, a decrease of 12%. This decrease was primarily due to a reduction in closed loans compared to the same period in 2023. During the three months ended March 31, 2024 there were 33 transactions that closed on our marketplace, compared to 49 during the three months ended March 31, 2023. The average revenue per transaction was $10,208 in the three months ended March 31, 2024, compared to $9,250 for the three months ended March 31, 2023. This 10% increase in average revenue per transaction was the result of a change in the average loan size during the three months ended March 31, 2024 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period. We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We target increasing both our number of transactions closed and our revenue per transaction closed. During fiscal 2024, we will be focusing on larger loan opportunities, which should increase our average loan size. With the recent acquisition of Groundbreaker in November 2023, an increasing portion of our total revenue will be recurring revenue, where we receive annual, quarterly, and monthly software subscriptions. For the quarter ended March 31, 2024 approximately 18% of our total revenue was recurring revenue.

Cost of revenue

Cost of revenue for the three months ended March 31, 2024 was approximately $9,000 as compared to $0 for the three months ended March 31, 2023. The entire cost of revenue balance consists of software and hosting costs related Groundbreaker. Cost of revenue represents approximately 2% of total revenue for the three months ended March 31, 2024.

Operating Expenses

Our operating expenses by category for the three months ended March 31, 2024, and 2023 are as follows:

	Three Months Ended
	March 31,
	2024	2023	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$355,995	$228,528	$127,467	56%
Advertising & marketing	31,707	16,591	15,116	91%
Stock-based compensation	4,494	32,659	(28,165)	-86%
Other	23,430	15,967	7,463	47%
Total sales and marketing expenses	$415,626	$293,745	$121,881	41%

Research and Development Expenses:
Compensation and benefits	$149,610	$80,557	$69,053	86%
Stock-based compensation	2,750	18,914	(16,164)	-85%
Software license fees	21,024	5,729	15,295	267%
Total research and development expenses	$173,384	$105,200	$68,184	65%

General and Administrative Expenses:
Compensation and benefits	$332,663	$193,498	$139,165	72%
Stock-based compensation	100,911	47,583	53,328	112%
Professional fees and insurance	249,974	47,969	202,005	421%
Office related expenses	30,564	31,919	(1,355)	-4%
Information technology support	5,955	6,896	(941)	-14%
Other	38,694	14,450	24,244	168%
Total general and administrative expenses	$758,761	$342,315	$416,446	122%

Sales and marketing expenses

Our sales and marketing expenses are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended March 31, 2024 were approximately $416,000, compared to approximately $294,000 for the three months ended March 31, 2023, an increase of $122,000, or 41%. The majority of the increase can be attributed to an increase in compensation and benefits expense during the three months ended March 31, 2024, due to an increase in employees, compared to the same period in 2023.  Offsetting this increase in sales and marketing expenses for the three months ended March 31, 2024, was a $28,000 reduction in stock-based compensation. Advertising and marketing expenses increased 91%, from approximately $32,000 for the three months ended March 31, 2024, compared to approximately $17,000 for the same period in the prior year, which was primarily due to an increase in online advertising and business development expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development expenses are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the three months ended March 31, 2024 were approximately $173,000 compared to approximately $105,000 for the three months ended March 31, 2023, an increase of $68,000, or 65%. The majority of the increase can be attributed to an increase in compensation and benefits expense during the three months ended March 31, 2024, due to an increase in employees, compared to the same period in 2023. Offsetting this increase in research and development expenses for the three months ended March 31, 2024, was a $16,000 reduction in stock-based compensation. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative expenses include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended March 31, 2024 were approximately $759,000 compared to approximately $342,000 for the three months ended March 31, 2023, an increase of $417,000, or 122%. Most of the increase can be attributed to an increase in professional fees, compensation and benefits, and stock-based compensation expense during the three months ended March 31, 2024, primarily due to an increase in employees and increased costs associated with being a public company, compared to the same period in 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were $73,000 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. Amortization expense relates to Groundbreaker’s developed technology, which will be amortized over a 3-year period. Depreciation expense relates to the company’s fixed assets which comprises of computer equipment and furniture.

Other income

Other income for the three months ended March 31, 2024 and 2023 were approximately $54,000. The majority of the other income balance for the three months ended March 31, 2024, represented interest income earned during the period. Most of the other income balance for the three months ended March 31, 2023, represented a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO, which took place in July 2023.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of March 31, 2024 and December 31, 2023, we had approximately $3.9 million and $5.1 million of cash and cash equivalents, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $7.6 million and incurred net losses of approximately $964,000 and $220,000 during the three months ended March 31, 2024 and 2023, respectively, had cash used in operations of approximately $1.1 million during the three months ended March 31, 2024. Management believes capital is sufficient to sustain the Company’s operating expenses for at least one year. We may continue to generate operating losses for the foreseeable future as we focus on revenue growth.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. As such, we intend to invest in research and development and sales and marketing to drive that rapid growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
	2024	2023	Change
Cash used in operating activities	$(1,146,227)	$(213,734)	$(932,493)
Cash used in investing activities	$(6,376)	$-	$(6,376)
Cash provided by financing activities	$1,232	$-	$1,232

Cash used in operating activities

For the three months ended March 31, 2024, cash used in operating activities was approximately $1.1 million compared to approximately $214,000 for the three months ended March 31, 2023. The increase in cash used in operating activities was the result our increased net loss which is a result of investing our IPO proceeds in people and process to set up the company for future growth. This increase was also related to funding changes in our working capital balances, primarily accounts receivable, and accounts payable accounts.

Cash used in investing activities

For the three months ended March 31, 2024 cash used in investing activities was approximately $6,000 compared to $0 for the three months ended March 31, 2023. The increase in cash used in investing activities was related to the purchase of property and equipment.

Cash provided by financing activities

For the three months ended March 31, 2024, cash provided by financing activities was approximately $1,000 compared to $0 for the three months ended March 31, 2023. The increase was the result of the issuance of 17,595 common shares from the exercise of stock options.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA per share

To provide investors and the market with additional information regarding our financial results, we disclose (see below) adjusted EBITDA and adjusted EBITDA per share, non-GAAP financial measures that we calculate as net loss excluding; stock-based compensation expense; depreciation; and other income (expense). We have provided reconciliations below of adjusted EBITDA to net loss and adjusted EBITDA per share to earnings per share, the most directly comparable GAAP financial measures.

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

We believe it is useful to exclude non-cash charges, such as, stock-based compensation expense and depreciation and amortization expense from our adjusted EBITDA and adjusted EBITDA per share, because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. In addition, we believe it is useful to exclude in our adjusted EBITDA and adjusted EBITDA per share other income (expense), as neither are components of our core business operations. Adjusted EBITDA and adjusted EBITDA per share have limitations as financial measures, these non-GAAP measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future and adjusted EBITDA and adjusted EBITDA per share do not reflect capital expenditure requirements for such replacements or for new capital expenditures;

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

The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

RECONCILIATION OF NON-GAAP MEASURES
JANOVER INC.
(UUAUDITED)
	Three Months Ended March 31,
	2024	2023
Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(964,051)	$(220,186)
Add (subtract):
Stock-based compensation	108,155	99,156
Depreciation and amortization	72,985	-
Other income	54,201	53,834
Adjusted EBITDA	$(837,112)	$(174,865)
	Three Months Ended
	March 31,
	2024	2023
Consolidated Reconciliation of GAAP Net Loss per share to Adjusted EBITDA per share:

Net loss per share - basic and diluted	$(0.09)	$(0.03)
Add (subtract):
Stock-based compensation	0.01	0.01
Depreciation and amortization	0.01	-
Other income	-	0.01
Adjusted EBITDA per share	$(0.07)	$(0.03)

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

Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including identifiable intangibles.

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

As of March 31, 2024 and December 31, 2023, the Company determined that no impairment was necessary.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this item. In any event, there have been no material changes in our risk factors as previously disclosed in our Form 10-K filed with the SEC on March 28, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1#	Amended and Restated Certificate of Incorporation of Janover Inc.
3.2#	Series A Preferred Stock Certificate of Designation
3.3#	Amended and Restated Bylaws
3.4#	Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split
10.1#	Janover Inc. 2021 Equity Incentive Plan
10.2#	Janover Inc. 2023 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Principal Financial Office.
#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.

*	Filed herewith

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

JANOVER INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)

