Form 10-Q
period 2024-06-30
Janover Inc.
filed 2024-08-13
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
or
☐
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41748

JANOVER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.00001 per share	JNVR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes
☒
    No
☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes
☒
    No
☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of August 13, 2024, the registrant had a total of 11,182,223 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•	the effect of and uncertainties related the ongoing volatility in interest rates;

•	our ability to achieve and maintain profitability in the future;

•	the impact on our business of the regulatory environment and complexities with compliance related to such environment;

•	our ability to respond to general economic conditions;

•	our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

•	our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

•	the success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;

•	our ability to grow market share in existing markets or any new markets we may enter;

•	our ability to develop new products, features and functionality that are competitive and meet market needs;

•	our ability to realize the benefits of our strategy, including our financial services and platform productivity;

•	our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;

•	our ability to establish and maintain effective system of internal controls over financial reporting;
•	our ability to maintain the listing of our securities on Nasdaq;
•	sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price;
•	the outcome of any legal or governmental proceedings that may be instituted against us; and
•	other factors detailed under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (“SEC”) on March 28, 2024.
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

P
ART I

ITEM 1. FINANCIAL STATEMENTS

JANOVER INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,236,660	$5,075,609
Accounts receivable	111,179	86,138
Prepaid expenses	71,610	130,430
Total current assets	3,419,449	5,292,177
Property and equipment, net	38,173	28,137
Intangible assets, net	556,433	675,957
Goodwill	606,666	606,666
Other assets	95,630	18,107
Right of use asset	38,269	62,781
Total assets	$4,754,620	$6,683,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$187,039	$539,136
Deferred revenue	86,617	83,228
Right of use liability, current portion	41,181	52,731
Total current liabilities	314,837	675,095
Contingent consideration	178,819	178,819
Right of use of liability	-	13,933
Total liabilities	493,656	867,847

Commitments and contingencies (Note 9)

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,064,576 and 11,046,981 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	110	110
Additional paid-in capital	12,673,785	12,459,343
Accumulated deficit	(8,412,931)	(6,643,475)
Total stockholders' equity	4,260,964	5,815,978
Total liabilities and stockholders' equity	$4,754,620	$6,683,825

See the accompanying notes to the unaudited condensed consolidated financial statements.

J
ANOVER INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$440,973	$601,940	$852,110	$1,069,180
Cost of revenues	8,034	-	16,667	-
Gross profit	432,939	601,940	835,443	1,069,180

Operating expenses:
Sales and marketing	413,629	315,445	829,255	609,190
Research and development	154,006	90,419	327,390	195,619
General and administrative	667,375	442,490	1,426,136	784,805
Depreciation and amortization	49,680	-	122,665	-
Total operating expenses	1,284,690	848,354	2,705,446	1,589,614
Loss from operations	(851,751)	(246,414)	(1,870,003)	(520,434)

Other income ( expense ) :
Change in fair value of future equity obligations	-	(165,536)	-	(119,826)
Interest income	43,853	12,833	94,932	19,528
Other income	2,493	1,266	5,615	2,695
Total other income (expense)	46,346	(151,437)	100,547	(97,603)

Net loss	$(805,405)	$(397,851)	$(1,769,456)	$(618,037)

Weighted average common shares outstanding - basic and diluted	11,064,576	7,064,008	11,063,215	7,064,008

Net loss per common share - basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.09)

See the accompanying notes to the unaudited condensed consolidated financial statements.

J
ANOVER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Series A		Series B		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	10,000	$-	-	$-	7,064,008	$71	$3,794,988	$(3,269,681)	$525,378
Stock-based compensation	-	-	-	-	-	-	99,156	-	99,156
Net loss	-	-	-	-	-	-	-	(220,186)	(220,186)
Balances at March 31, 2023	10,000	-	-	-	7,064,008	71	3,894,144	(3,489,867)	404,348
Issuance of preferred stock	-	-	1,000	-	-	-	1,000,000	-	1,000,000
Stock-based compensation	-	-	-	-	-	-	103,876	-	103,876
Net loss	-	-	-	-	-	-	-	(397,851)	(397,851)
Balances at June 30, 2023	10,000	$-	1,000	$-	7,064,008	$71	$4,998,020	$(3,887,718)	$1,110,373

Balances at December 31, 2023	10,000	$-	-	$-	11,046,981	$110	$12,459,343	$(6,643,475)	$5,815,978
Exercise of stock options	-	-	-	-	17,595	-	1,232	-	1,232
Stock-based compensation	-	-	-	-	-	-	108,155	-	108,155
Net loss	-	-	-	-	-	-	-	(964,051)	(964,051)
Balances at March 31, 2024	10,000	-	-	-	11,064,576	110	12,568,730	(7,607,526)	4,961,314
Stock-based compensation	-	-	-	-	-	-	105,055	-	105,055
Net loss	-	-	-	-	-	-	-	(805,405)	(805,405)
Balances at June 30, 2024	10,000	$-	-	$-	11,064,576	$110	$12,673,785	$(8,412,931)	$4,260,964
See the accompanying notes to the unaudited condensed consolidated financial statements.

J
ANOVER INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,769,456)	$(618,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,665	-
Stock-based compensation	213,210	203,032
Change in fair value of future equity obligations	-	119,826
Changes in operating assets and liabilities:
Accounts receivable	(25,041)	(60,956)
Prepaid expenses	58,820	-
Other assets	(77,523)	-
Accounts payable and accrued expenses	(352,097)	33,215
Deferred revenue	3,389	973
Right of use of liability, net	(972)	-
Net cash used in operating activities	(1,827,005)	(321,947)
Cash flows from investing activities:
Purchase of property and equipment	(13,176)	-
Net cash used in investing activities	(13,176)	-
Cash flows from financing activities:
Exercise of stock options	1,232	-
Issuance of preferred stock	-	1,000,000
Deferred offering costs	-	(77,633)
Net cash provided by financing activities	1,232	922,367
Net change in cash and cash equivalents	(1,838,949)	600,420
Cash and cash equivalents at beginning of period	5,075,609	981,125
Cash and cash equivalents at end of period	$3,236,660	$1,581,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

J
ANOVER INC.
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

Janover Insurance Group Inc.

On November 27, 2023, the Company formed a wholly-owned subsidiary, Janover Insurance Group Inc. (“JIG”), a Delaware corporation. With the new

Insurtech

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
$1.8 million and $618,000 during the six months ended June 30, 2024, and 2023, respectively, and had cash used in operations of approximately

$1.8 million during the six months ended June 30, 2024.

Management’s Plans

As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents of approximately $3.2 million as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

8

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America ("GAAP").

Unaudited Interim Financial Information

The unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, within the rules and regulations of the SEC. Certain information and disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements and in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results for the interim periods presented and of the financial condition as of the date of the interim balance sheet. The financial data and the other information disclosed in these notes to the interim financial statements related to the three-month periods are unaudited. Unaudited interim results are not necessarily indicative of the results for the full fiscal year.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held at accredited financial institutions.

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

At June 30, 2024 and December 31, 2023, the Company’s approximately $3.2 million and $5.1 million in cash and cash equivalents of which approximately $1.9 million and $3.8 million were invested in money market funds which are classified within Level 1, all respectively.

The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 4) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value.  Each month, the
Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of June 30, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.

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

As of June 30, 2024, and December 31, 2023, the Company determined that no impairment was necessary.

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

Groundbreaker primarily derives its revenue from software as a service (“SaaS”) subscription fees, which is recognized over time throughout the term of the customer contract. As of June 30, 2024, there was $69,117 in deferred revenue pertaining to Groundbreaker for subscription fees received in advance of performance obligations satisfied. The revenue will be recognized in 2024 and 2025.

JIG derives its revenue from subscriptions pertaining to
 annual
i
nsurance premium commissions, which is recognized at the start of the annual term, when the insurance coverage is bound.

The disaggregation of revenue is as follows:

	Three Months Ended June 3 0 ,		Six Months Ended June 30,
	2024	2023	2024	2023
Platform fees	$352,317	$601,940	$690,747	$1,069,180
Subscription revenue	88,656	-	161,363	-
Total revenue	$440,973	$601,940	$852,110	$1,069,180

Subscription revenue includes SaaS fees from our Groundbreaker subsidiary and annual insurance premium commissions from our Insurtech subsidiary.

Cost of Revenues

Cost of revenues consist of direct software and hosting fees associated with Groundbreaker’s SaaS activities.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $25,000 and $16,000 for the three months ended June 30, 2024, and 2023, and $57,000 and $32,000 for the six months ended June 30, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were approximately $154,000 and $90,000 for the three months ended June 30, 2024, and 2023, and approximately $327,000 and $196,000 for the six months ended June 30, 2024 and 2023, respectively.

Concentrations

During the three months ended June 30, 2024
two
lenders accounted for 25%
of the Company’s revenues, and for the six months ended June 30, 2024 six lenders accounted for 38% of the Company’s revenues. During the three and six months ended June 30, 2023 two lenders accounted for

48% of the Company’s revenues. The Company may be negatively affected by the loss of one of these lenders.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recognized as they occur. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions.

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
actual weighted average
of
common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of June 30, 2024, and 2023, diluted net loss per share is the same as basic net loss per share. Other potentially dilutive items outstanding as of June 30, 2024, and 2023 are as follows:

	June 30,
	2024	2023
Series A Preferred Stock	10,000	10,000
Stock options	400,989	422,214
Series B Preferred Stock (convertible to common stock)	-	500,000
Restricted stock units	225,000	-
Warrants	70,625	-
Total potentially dilutive shares	706,614	932,214

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

Additionally, the Company issued the right to three earnout payments totaling up to $4,000,000 in value combined (the “Earnout Payments”) which may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments may be comprised of cash and/or shares of common stock (the “Earnout Shares”) and will have to be earned during the period between closing and December 31, 2026. The Seller has the option to receive either cash or shares of common stock. The Earnout Shares will be valued at the greater of the closing price at the time of the closing, or the market price at the time of issuance based on the thirty-day volume weighted average price of the Common Stock prior to the date of the issuance in the applicable measurement year. In accordance with the earn out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of approximately $179,000 based on the fair value of the shares at the acquisition date and probabilities of the respective earnout terms (see Note 5).

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

Six Months Ended June 30, 2023 (Unaudited)
Revenue	$1,267,771
Net loss	(643,819)
Net loss per common share - basic and diluted	$(0.09)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements
	as of June 30, 2024 Using:
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

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years.  The Company determined there was no change in fair value as of June 30, 2024, or December 31, 2023.

6.	LONG-LIVED ASSETS

Property and Equipment

The following is a summary of property and equipment, net:

	June 30,	December 31,
	2024	2023
Computer and hardware	$31,200	$22,249
Furniture and fixtures	11,026	6,800
Total	42,226	29,049
Less: Accumulated depreciation	(4,053)	(912)
Property and equipment, net	$38,173	$28,137

Depreciation expense was approximately $2,000 and $0 for the three months and approximately $3,000 and $0 for the six months ended June 30, 2024, and 2023, respectively.

Intangible Assets

The following is a summary of intangible assets:

	June 30, 2024	December 31, 2023
Finite-Lived
Developed technology	$576,560	$576,560
Less: accumulated amortization	(119,524)	-
Total	457,036	576,560

Indefinite-Lived
Brand name	83,219	83,219
Domain name	16,178	16,178
Intangible assets	$556,433	$675,957

Amortization expense was approximately $48,000 and $0 for the three months and approximately $120,000 and $0 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense relates to Groundbreaker’s developed technology, which will be amortized over a 3-year period.

7.	STOCKHOLDERS’ EQUITY

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

The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of June 30, 2024, there were 750,355 shares in aggregate available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the six months ended June 30, 2024, is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	518,584	$2.34	$35,246
Granted	41,000	1.13
Exercised	(17,595)	0.07
Forfeited	(141,000)	1.06
Outstanding as of June 30, 2024	400,989	$2.76	$1,232

Exercisable as of June 30, 2024	53,988	$3.69	$1,232
Exercisable and expected to vest at June 30, 2024	400,989	$2.76	$1,232

The weighted average duration to expiration for outstanding options at June 30, 2024 was 9.05 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

Six Months Ended June, 30
	2024	2023
Risk-free interest rate	3.98% - 4.68%	n/a
Expected term (in years)	5.5 - 6.0	n/a
Expected volatility	40.3% - 40.6%	n/a
Expected dividend yield	-	n/a

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 was $1.13. There were no options granted during the six months ended June 30, 2023. Stock-based compensation expense related to stock options was approximately $87,000 and $104,000 for the three months ended June 30, 2024 and 2023, respectively, and approximately $178,000 and $203,000 for the six months ended June 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $89,000 as of June 30, 2024, which will be recognized over a weighted average period of 2.76 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriters at an exercise price of $4.40, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024, until July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 225,000 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 9). The RSUs vest over a period of 4 years. The Company recorded stock-based compensation expense of approximately $18,000 and $35,000 for the three and six months ended June 30, 2024. Total unrecognized compensation cost related to non-vested restricted common stock amounted to approximately $245,000 as of June 30, 2024, which is expected to be recognized over 3.25 years. As of June 30, 2024, 225,000 RSUs remained unvested.

Classification

Total stock-based compensation is as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
	2024	2023	2024	2023
Sales and marketing	$2,100	$36,325	$6,594	$68,984
Research and development	3,015	19,439	5,765	38,353
General and administrative	99,940	48,112	200,851	95,695
	$105,055	$103,876	$213,210	$203,032

8.	RELATED PARTY TRANSACATIONS

See Note 7 for options exercised by a director.

During the three months ended June 30, 2024, and 2023, the Company incurred $0 and approximately  $58,000, and during the six months ended June 30, 2024 and 2023, the Company incurred $0 and approximately $115,000, respectively, to an entity owned by the Chief Executive Officer for compensation. The amounts are included in general and administrative expenses in the statements of operations.

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

On July 2, 2024, the Company filed an offering statement on Form 1-A with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company’s Form 1-A is yet to be qualified.

On July 8, 2024, the Company issued 117,647 shares of its common stock in exchange for marketing services The marketing services contract is over a six-month period ending January 8, 2025.

On July 16, 2024, the Company received a letter from The Nasdaq Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). The Company was given until January 13, 2025, to regain compliance with the Bid Price Rule.

On July 26, 2024, 70,000 restricted stock units (“RSUs”) were issued to our independent Board of Directors in accordance with their Board of Director agreements.  These RSUs will vest over a period of two years.

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on
Form S-3 (File No. 333-281185), as
may be
supplemented
by a prospectus supplement.

Management has evaluated subsequent events through August 13, 2024, the date the condensed financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these condensed financial statements.

I
TEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed an AI-enabled, B2B fintech marketplace platform that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, chat with our AI, set up their own profile and submit and manage loan requests on their dashboard in a digital experience. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors (inbound sales team) that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial real estate mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Our capital markets advisors have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

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
Our business model includes earning a transaction fee each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. While we are generally paid by the lender or the borrower and are paid by both sometimes. Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing. We do not make loans or share risk with the lenders, with whom we conduct business with. With the acquisition of Groundbreaker and the recent launch of our Insurtech subsidiary, an increasing portion of our total revenue is recurring software subscription revenue.

Strategy

In fiscal 2024, we plan to focus on our growth opportunities which are also the foundations of our competitive advantage. We are focused on executing in the following ways:

1.	Expanding our sales channels beyond search engine optimization and inbound contacts from our websites into new sales channels and strategic and referral partnerships.
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
4.
Focusing on expanding our core-product suite through M&A opportunities that have similar characteristics to our Groundbreaker acquisition. These characteristics include but are not limited to predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem. These M&A candidates will complement our core business by upselling and cross selling both new and existing products.  In 2024 we will also be focusing our attention to the commercial insurance space as we recently launched our new Insurtech subsidiary, Janover Insurance Group Inc. in January 2024, which recently received its Florida license approval in March 2024.

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

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in financing fees relating to such transactions. These effects would likely cause us to realize lower revenues. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events. Fiscal 2023 was one of the most challenging years for the commercial real estate industry and the first half of fiscal 2024 has continued with this trend.
20

Seasonality

Traditionally, the commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the sec ond and third fiscal quarters. However, during fiscal 2023
and the first half of fiscal 2024,
the commercial real estate market was less seasonal due to the significant macroeconomic pressures in the commercial real estate market.

Recent Developments

Public Offering of Common Stock and/or Pre-Funded Warrants – Regulation A

On July 2, 2024, the Company filed an offering statement on Form 1-A with the Securities and Exchange Commission under the Securities Act of 1933, as amended. The Company’s Form 1-A is yet to be qualified.

Nasdaq Deficiency Notice

On July 16, 2024, the Company received a letter from The Nasdaq Stock Market advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Marketplace Listing Rule 5550(a)(2) because the closing bid price per share for the Company’s common stock had closed below $1.00 for the previous 30 consecutive business days (the “Bid Price Rule”). The Company was given until January 13, 2025, to regain compliance with the Bid Price Rule.

ATM Offering Agreement

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as may be supplemented by a prospectus supplement.

Results of Operations

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	June 30,
	2024	2023	Change	Change %
Revenues	$440,973	$601,940	$(160,967)	(27%)
Cost of revenue	8,034	-	8,034	-%
Gross profit	432,939	601,940	(169,001)	(28%)
Operating expenses:
Sales and marketing	413,629	315,445	98,184	31%
Research and development	154,006	90,419	63,587	70%
General and administrative	667,375	442,490	224,885	51%
Depreciation and amortization	49,680	-	49,680	-%
Total operating expenses	1,284,690	848,354	436,336	51%
Loss from operations	(851,751)	(246,414)	(605,337)	(246%)
Other income (expense)	46,346	(151,437)	197,783	(131%)
Net loss	$(805,405)	$(397,851)	$(407,554)	(102%)

Weighted average common shares outstanding - basic and diluted	11,064,576	7,064,008

Net loss per common share - basic and diluted	$(0.07)	$(0.06)
Revenue
Revenue for the three months ended June 30, 2024 was approximately $441,000 as compared to approximately $602,000 for the three months ended June 30, 2023, a decrease of approximately $161,000, or 27%. Revenue for the three months ended June 30, 2024 increased sequentially by approximately 7% compared to the three months ended March 31, 2024. During the three months ended June 30, 2024 there were 23 transactions that closed on our marketplace, compared to 45 during the three months ended June 30, 2023. The average revenue per transaction was approximately $12,000 in the three months ended June 30, 2024, compared to $13,000 for the three months ended June 30, 2023. This 6% decrease in average revenue per transaction was the result of a change in the average loan size during the three months ended June 30, 2024 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We will target increasing both our number of transactions closed and our revenue per transaction closed. During fiscal 2024, we will be focusing on larger loan opportunities, which should increase our average loan size. With the acquisition of Groundbreaker and the recent launch of our Insurtech, an increasing portion of our total revenue will be recurring revenue, where we receive annual, quarterly, and monthly subscriptions, and annual insurance premium commissions. For the quarter ended June 30, 2024 approximately 20% of our total revenue was recurring revenue compared to 18% for the quarter ended March 31, 2024.  There was no recurring revenue for the comparable periods in fiscal 2023. The Company will continue to migrate our revenue to recurring and subscription revenue for the remainder of fiscal 2024 and beyond.

Cost of revenue

Cost of revenue for the three months ended June 30, 2024 was approximately $8,000 as compared to $0 for the three months ended June 30, 2023. The entire cost of revenue balance consists of software and hosting costs related Groundbreaker. Cost of revenue represents approximately 2% of total revenue for the three months ended June 30, 2024.

Operating Expenses

Our operating expenses by category for the three months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Sales and marketing expenses:
Compensation and benefits	$362,153	$247,830	$114,323	46%
Advertising and marketing	25,081	15,613	9,468	61%
Stock based compensation	2,100	36,325	(34,225)	(94%)
Other	24,295	15,677	8,618	55%
Total sales and marketing expenses	$413,629	$315,445	$98,184	31%

Research and development expenses:
Compensation and benefits	$130,965	$63,538	$67,427	106%
Stock based compensation	3,015	19,439	(16,424)	(84%)
Software license fees	20,026	7,442	12,584	169%
Total research and development	$154,006	$90,419	$63,587	70%

General and administrative expenses:
Compensation and benefits	$290,916	$264,402	$26,514	10%
Stock based compensation	99,940	48,112	51,828	108%
Professional fees and insurance	215,497	64,117	151,380	236%
Office related expenses	32,551	24,767	7,784	31%
Information technology support	7,535	14,873	(7,338)	(49%)
Other	20,936	26,219	(5,283)	(20%)
Total general and administrative expenses	$667,375	$442,490	$224,885	51%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended June 30, 2024 were approximately $414,000, compared to approximately $315,000 for the three months ended June 30, 2023, an increase of $98,000, or 31%.  The majority of the increase can be attributed to an increase in compensation and benefits expense during the three months ended June 30, 2024, due to an increase in employees, compared to the same period in 2023.  Offsetting this increase in sales and marketing expenses for the three months ended June 30, 2024, was a $34,000 reduction in stock-based compensation. Advertising and marketing expenses increased 61%, to approximately $25,000 for the three months ended June 30, 2024, compared to approximately $16,000 for the same period in the prior year, which was primarily due to an increase in online advertising and business development expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the three months ended June 30, 2024 were approximately $154,000, compared to approximately $90,000 for the three months ended June 30, 2023, an increase of approximately $64,000, or 70%. The majority of the increase can be attributed to an increase in compensation and benefits expense during the three months ended June 30, 2024, due to an increase in employees, compared to the same period in 2023. Offsetting this increase in research and development expenses for the three months ended June 30, 2024, was a $16,000 reduction in stock-based compensation. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended June 30, 2024 were approximately $667,000 compared to approximately $442,000 for the three months ended June 30, 2023, an increase of approximately $225,000, or 51%. Most of the increase can be attributed to an increase in professional fees and insurance, compensation and benefits, and stock-based compensation expense during the three months ended June 30, 2024, primarily due to an increase in employees and increased costs associated with being a public company, compared to the same period in 2023.
Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $50,000 for the three months ended June 30, 2024, compared to $0 for the three months ended June 30, 2023. Amortization expense relates to Groundbreaker’s developed technology, which will be amortized over a 3-year period. Depreciation expense relates to the company’s fixed assets which comprises of computer equipment and furniture.

Other Income (Expense)

Other income for the three months ended June 30, 2024 was approximately $46,000 compared to other expense of approximately $151,000 for the three months ended June 30, 2023. The majority of the other income balance for the three months ended June 30, 2024, represented interest income earned during the period. The majority of the other expense balance for the three months ended June 30, 2023, represented a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO, which took place in July 2023.

Six Months Ended June 30, 2024, Compared to the Six Months Ended June 30, 2023

The following table provides certain selected financial information for the periods presented:

	Six Months Ended
	June 30,
	2024	2023	Change	Change %
Revenues	$852,110	$1,069,180	$(217,070)	(20%)
Cost of revenue	16,667	-	16,667	-%
Gross profit	835,443	1,069,180	(233,737)	(22%)
Operating expenses:
Sales and marketing	829,255	609,190	220,065	36%
Research and development	327,390	195,619	131,771	67%
General and administrative	1,426,136	784,805	641,331	82%
Depreciation and amortization	122,665	-	122,665	-%
Total operating expenses	2,705,446	1,589,614	1,115,832	70%
Loss from operations	(1,870,003)	(520,434)	(1,349,569)	(259%)
Other income (expense)	100,547	(97,603)	198,150	(203%)
Net loss	$(1,769,456)	$(618,037)	$(1,151,419)	(186%)

Weighted average common shares outstanding - basic and diluted	11,063,215	7,064,008

Net loss per common share - basic and diluted	$(0.16)	$(0.09)
Revenue
Revenue for the six months ended June 30, 2024 was approximately $852,000 as compared to approximately $1.1 million for the six months ended June 30, 2023, a decrease of approximately $217,000, or 20%. During the six months ended June 30, 2024 there were 56 transactions that closed on our marketplace, compared to 94 during the six months ended June 30, 2023. The average revenue per transaction was approximately $11,000 for both the six months ended June 30, 2024 and 2023. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We will target increasing both our number of transactions closed and our revenue per transaction closed. During fiscal 2024, we will be focusing on larger loan opportunities, which should increase our average loan size. With the acquisition of Groundbreaker and the recent launch of our Insurtech, an increasing portion of our total revenue will be recurring revenue, where we receive annual, quarterly, and monthly subscriptions and annual insurance premium commissions. For the six months ended June 30, 2024 approximately 19% of our total revenue was recurring revenue.  There was no recurring revenue for the comparable periods in fiscal 2023.  The Company will continue to migrate our revenue to recurring and subscription revenue for the remainder of fiscal 2024 and beyond.
23

Cost of revenue

Cost of revenue for the six months ended June 30, 2024 was approximately $17,000 as compared to $0 for the six months ended June 30, 2023. The entire cost of revenue balance consists of software and hosting costs related Groundbreaker. Cost of revenue represents approximately 2% of total revenue for the six months ended June 30, 2024.

Operating Expenses
Our operating expenses by category for the six months ended June 30, 2024 and 2023 is as follows:
	Six Months Ended June 30,
	2024	2023	Change	% Change
Sales and Marketing Expenses:
Compensation and benefits	$718,147	$476,358	$241,789	51%
Advertising and marketing	56,788	32,204	24,584	76%
Stock based compensation	6,594	68,984	(62,390)	(90%)
Other	47,725	31,644	16,081	51%
Total sales and marketing expenses	$829,255	$609,190	$220,065	36%

Research and Development Expenses:
Compensation and benefits	$280,575	$144,095	$136,480	95%
Stock based compensation	5,765	38,353	(32,588)	(85%)
Software license fees	41,050	13,171	27,879	212%
Total research and development	$327,390	$195,619	$131,771	67%

General and Administrative Expenses:
Compensation and benefits	$623,578	$457,900	$165,678	36%
Stock based compensation	200,851	95,695	105,156	110%
Professional fees and insurance	465,471	112,086	353,385	315%
Office related expenses	63,115	56,686	6,429	11%
Information technology support	13,490	21,769	(8,279)	(38%)
Other	59,630	40,669	18,961	47%
Total general and administrative expenses	$1,426,136	$784,805	$641,331	82%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the six months ended June 30, 2024 were approximately $829,000, compared to approximately $609,000 for the six months ended June 30, 2023, an increase of $220,000, or 36%.  The majority of the increase can be attributed to an increase in compensation and benefits expense during the six months ended June 30, 2024, due to an increase in employees, compared to the same period in 2023.  Offsetting this increase in sales and marketing expenses for the six months ended June 30, 2024, was a $62,000 reduction in stock-based compensation. Advertising and marketing expenses increased 76%, to approximately $57,000 for the six months ended June 30, 2024, compared to approximately $32,000 for the same period in the prior year, which was primarily due to an increase in online advertising and business development expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the six months ended June 30, 2024 were approximately $327,000, compared to approximately $196,000 for the six months ended June 30, 2023, an increase of approximately $132,000, or 67%. The majority of the increase can be attributed to an increase in compensation and benefits expense during the six months ended June 30, 2024, due to an increase in employees, compared to the same period in 2023. Offsetting this increase in research and development expenses for the six months ended June 30, 2024, was a pproximately
$33,000 reduction in stock-based compensation. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the six months ended June 30, 2024 were approximately $1.4 million compared to approximately $785,000 for the six months ended June 30, 2023, an increase of approximately $641,000, or 82%. Most of the increase can be attributed to an increase in professional fees and insurance, compensation and benefits, and stock-based compensation expense during the six months ended June 30, 2024, primarily due to an increase in employees and increased costs associated with being a public company, compared to the same period in 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $123,000 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. Amortization expense relates to Groundbreaker’s developed technology, which will be amortized over a 3-year period. Depreciation expense relates to the company’s fixed assets which comprises of computer equipment and furniture.
Other Income (Expense)
Other income for the six months ended June 30, 2024 was approximately $101,000 compared to other expense of approximately $98,000 for the six months ended June 30, 2023. The majority of the other income balance for the six months ended June 30, 2024, represented interest income earned during the period. The majority of the other expense balance for the six months ended June 30, 2023, represented a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO, which took place in July 2023.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of June 30, 2024 and December 31, 2023, we had approximately $3.2 million and $5.1 million of cash and cash equivalents, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $8.4 million and incurred net losses of approximately $1.8 million and $618,000 during the six months ended June 30, 2024 and 2023, respectively, had cash used in operations of approximately $1.8 million during the six months ended June 30, 2024. Management believes capital is sufficient to sustain the Company’s operating expenses for at least one year. We may continue to generate operating losses for the foreseeable future as we focus on revenue growth.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. We may raise additional capital in 2024 utilizing the recently filed registration statements to invest in research and development and sales and marketing to drive future growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
	2024	2023	Change
Cash used in operating activities	$(1,827,005)	$(321,947)	$(1,505,058)
Cash used in investing activities	$(13,176)	$-	$(13,176)
Cash provided by financing activities	$1,232	$922,367	$(921,135)

Cash used in operating activities

For the six months ended June 30, 2024, cash used in operating activities was approximately $1.8 million compared to approximately $322,000 for the six months ended June 30, 2023. The increase in cash used in operating activities was the result our increased net loss which is a result of investing our IPO proceeds in people and process to set up the company for future growth. This increase was also related to funding changes in our working capital balances, primarily accounts receivable, other assets, and accounts payable accounts.
Cash used in investing activities

For the six months ended June 30, 2024 cash used in investing activities was approximately $13,000 compared to $0 for the six months ended June 30, 2023. The increase in cash used in investing activities was related to the purchase of property and equipment.

Cash provided by financing activities

For the six months ended June 30, 2024, cash provided by financing activities was approximately $1,000 which was related to the issuance of 17,595 common shares from the exercise of stock options within the period.
For the six months ended June 30, 2023, cash provided by financing activities was approximately $922,000 for the six months ended June 30, 2023 which was the result of receiving $1.0 million of gross proceeds from the sale of Series B preferred stock in April, 2023.

Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA per share

To provide investors and the market with additional information regarding our financial results, we disclose (see below) adjusted EBITDA and adjusted EBITDA per share, non-GAAP financial measures that we calculate as net loss excluding; stock-based compensation expense; depreciation and amortization; and other income (expense). We have provided reconciliations below of adjusted EBITDA to net loss and adjusted EBITDA per share to earnings per share, the most directly comparable GAAP financial measures.

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
The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

RECONCILIATION OF NON-GAAP MEASURES
JANOVER INC.
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:

Net loss	$(805,405)	$(397,851)	$(1,769,456)	$(618,037)

Add (subtract):

Stock-based compensation	105,055	103,876	213,210	203,032
Depreciation and amortization	49,680	-	122,665	-
Other income (expense)	46,346	(151,437)	100,547	(97,603)

Adjusted EBITDA	$(697,016)	$(142,538)	$(1,534,128)	$(317,402)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated Reconciliation of GAAP Net Loss per share to Adjusted EBITDA per share:

Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.09)

Add (subtract):

Stock-based compensation	0.01	0.01	0.02	0.03
Depreciation and amortization	-	-	0.01	-
Other income (expense)	-	(0.02)	0.01	(0.01)

Adjusted EBITDA per share	$(0.06)	$(0.03)	$(0.13)	$(0.05)
27

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
As of June 30, 2024 and December 31, 2023, the Company determined that no impairment was necessary.

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

I
TEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

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

I
TEM 4. CONTROLS AND PROCEDURES

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

P
ART II – OTHER INFORMATION

I
tem 1. Legal Proceedings

None.

I
tem 1A. Risk Factors
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

I
tem 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

I
tem 3. Defaults Upon Senior Securities.

None.

I
tem 4. Mine Safety Disclosures.

Not applicable.

I
tem 5. Other Information.

None.

I
tem 6. Exhibits

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

S
IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANOVER INC.
(Registrant)

Date: August 13, 2024	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)