Form 10-Q
period 2024-09-30
Janover Inc.
filed 2024-11-07
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form
10-Q

(Mark One)
☒
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
or
☐
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41748

JANOVER INC.
(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

___________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Com mon Stock, par value $0.00001 per share	JNVR	The Nasdaq Stock Market LLC

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes
☐
   No
☒

As of
November 7
, 2024, the registrant had a total of 11,299,582 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I
 – FINANCIAL INFORMATION

I
TEM 1. FINANCIAL STATEMENTS

JANOVER INC.
C
ONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$2,768,398	$5,075,609
Accounts receivable	165,785	86,138
Prepaid expenses	129,206	130,430
Deferred offering costs	48,528	-
Total current assets	3,111,917	5,292,177
Property and equipment, net	36,219	28,137
Intangible assets, net	510,283	675,957
Goodwill	606,666	606,666
Marketable securities	173,250	-
Other assets	20,742	18,107
Right of use asset	25,718	62,781
Total assets	$4,484,795	$6,683,825

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,539	$539,136
Deferred revenue	200,948	83,228
Right of use liability, current portion	27,659	52,731
Total current liabilities	350,146	675,095
Contingent consideration	178,819	178,819
Right of use of liability	-	13,933
Total liabilities	528,965	867,847

Commitments and contingencies (Note 9)

Stockholders' equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 11,299,592 and 11,046,981 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	113	110
Additional paid-in capital	12,839,903	12,459,343
Accumulated deficit	(8,884,186)	(6,643,475)
Total stockholders' equity	3,955,830	5,815,978
Total liabilities and stockholders' equity	$4,484,795	$6,683,825

See the accompanying notes to the unaudited condensed consolidated financial statements.

JANOVER INC.
C
ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$618,669	583,785	$1,470,779	$1,652,965
Cost of revenues	7,631	-	24,298	-
Gross profit	611,038	583,785	1,446,481	1,652,965

Operating expenses:
Sales and marketing	298,897	764,189	1,128,152	1,373,379
Research and development	151,190	246,883	478,580	442,502
General and administrative	564,437	1,211,252	1,990,573	1,996,057
Depreciation and amortization	50,603	107	173,268	107
Total operating expenses	1,065,127	2,222,431	3,770,573	3,812,045
Loss from operations	(454,089)	(1,638,646)	(2,324,092)	(2,159,080)

Other income (expense) :
Change in fair value of future equity obligations	-	-	-	(119,826)
Change in fair value of marketable securities	(52,250)	-	(52,250)	-
Interest income	34,288	57,587	129,220	77,115
Other income	796	2,531	6,411	5,226
Total other income (expense)	(17,166)	60,118	83,381	(37,485)

Net loss	$(471,255)	$(1,578,528)	$(2,240,711)	$(2,196,565)

Weighted average common shares outstanding - basic and diluted	11,205,011	9,180,889	11,110,766	7,769,635

Net loss per common share - basic and diluted	$(0.04)	$(0.17)	$(0.20)	$(0.28)

See the accompanying notes to the unaudited condensed consolidated financial statements
.

JANOVER INC.
C
ONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	10,000	$-	-	$-	7,064,008	$71	$3,794,988	$(3,269,681)	$525,378
Stock-based compensation	-	-	-	-	-	-	99,156	-	99,156
Net loss	-	-	-	-	-	-	-	(220,186)	(220,186)
Balances at March 31, 2023	10,000	-	-	-	7,064,008	71	3,894,144	(3,489,867)	404,348
Issuance of preferred stock	-	-	1,000	-	-	-	1,000,000	-	1,000,000
Stock-based compensation	-	-	-	-	-	-	103,876	-	103,876
Net loss	-	-	-	-	-	-	-	(397,851)	(397,851)
Balances at June 30, 2023	10,000	-	1,000	-	7,064,008	71	4,998,020	(3,887,718)	1,110,373
Issuance of common stock pursuant to IPO	-	-	-	-	1,412,500	14	5,649,986	-	5,650,000
Offering costs	-	-	-	-	-	-	(1,076,127)	-	(1,076,127)
Conversion of future equity obligations into common stock in connection with IPO	-	-	-	-	165,861	2	659,406	-	659,408
Conversion of preferred stock into common stock in connection with IPO	-	-	(1,000)	-	500,000	5	(5)	-	-
Issuance of common stock upon IPO for services and offering costs upon IPO	-	-	-	-	510,266	5	541,059	-	541,064
Exercise of stock options in connection with IPO	-	-	-	-	106,061	1	(1)	-	-
Cancellation of stock options and issuance of common stock in connection with IPO	-	-	-	-	236,377	2	571,257	-	571,259
Stock-based compensation	-	-	-	-	-	-	119,110	-	119,110
Net loss	-	-	-	-	-	-	-	(1,578,528)	(1,578,528)
Balances at September 30, 2023	10,000	$-	-	$-	9,995,073	$100	$11,462,705	$(5,466,246)	$5,996,559

Balances at December 31, 2023	10,000	$-	-	$-	11,046,981	110	$12,459,343	$(6,643,475)	$5,815,978
Exercise of stock options	-	-	-	-	17,595	-	1,232	-	1,232
Stock-based compensation	-	-	-	-	-	-	108,155	-	108,155
Net loss	-	-	-	-	-	-	-	(964,051)	(964,051)
Balances at March 31, 2024	10,000	-	-	-	11,064,576	110	12,568,730	(7,607,526)	4,961,314
Stock-based compensation	-	-	-	-	-	-	105,055	-	105,055
Net loss	-	-	-	-	-	-	-	(805,405)	(805,405)
Balances at June 30, 2024	10,000	-	-	-	11,064,576	110	12,673,785	(8,412,931)	4,260,964
Issuance of common stock for services performed	-	-	-	-	245,338	3	121,258	-	121,261
Repurchase of common stock	-	-	-	-	(10,322)	-	(5,243)	-	(5,243)
Stock-based compensation	-	-	-	-	-	-	50,103	-	50,103
Net loss	-	-	-	-	-	-	-	(471,255)	(471,255)
Balances at September 30, 2024	10,000	$-	-	$-	11,299,592	$113	$12,839,903	$(8,884,186)	$3,955,830

See the accompanying notes to the unaudited condensed consolidated financial statements.

JANOVER INC.
C
ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,240,711)	$(2,196,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,268	107
Stock-based compensation	263,313	893,400
Change in fair value of marketable securities	52,250	-
Issuance of common stock upon IPO for services	-	541,064
Change in fair value of future equity obligations	-	119,826
Changes in operating assets and liabilities:
Accounts receivable	(230,147)	(89,422)
Prepaid expenses	91,695	(183,845)
Other assets	(2,634)	-
Accounts payable and accrued expenses	(386,806)	6,328
Deferred revenue	42,720	-
Right of use of liability, net	(1,944)	968
Net cash used in operating activities	(2,238,996)	(908,139)
Cash flows from investing activities:
Purchase of property and equipment	(13,176)	(9,073)
Purchase of i ntangible asset	(2,500)	-
Net cash used in investing activities	(15,676)	(9,073)
Cash flows from financing activities:
Issuance of preferred stock	-	1,000,000
Issuance of common stock	-	5,650,500
Exercise of stock options	1,232	-
Repurchase of common stock	(5,243)	-
Deferred offering costs	(48,528)	(898,905)
Net cash (used in) provided by financing activities	(52,539)	5,751,095
Net change in cash	(2,307,211)	4,833,883
Cash at beginning of period	5,075,609	981,125
Cash at end of period	$2,768,398	$5,815,008

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,089	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for prepaid and accrued services	$121,262	$-
Marketable securities received in exchange for customer contract	$225,500	$-
Conversion of future equity obligations into common stock in connection with IPO	$-	$659,408
Conversion of preferred stock into common stock in connection with IPO	$-	$1,000,000

See the accompanying notes to the unaudited condensed consolidated financial statements.

JANOVER INC.
N
OTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Janover Insurance Group Inc.

On November 27, 2023, the Company formed a wholly-owned subsidiary, Janover Insurance Group Inc. (
“Insurtech”
), a Delaware corporation. With the new Insurtech subsidiary, the Company aims to transform the landscape of commercial property insurance through the application of generative AI and its unique access to data on the commercial property market. The Company has received licensing in certain states and is pursuing licensure in various additional states.

2.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of approximately $2,240,711 and $2,196,565 during the nine months ended September 30, 2024, and 2023, respectively, and had cash used in operations of approximately

$2.2 million during the nine months ended September 30, 2024.

Management’s Plans

As of the issuance date of these condensed consolidated financial statements, the Company expects that its cash and cash equivalents of approximately $2.8 million as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2024 and December 31, 2023, the Company’s cash and cash equivalents were held at accredited financial institutions.

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

At September 30, 2024 and December 31, 2023, the Company’s approximately $2.8 million and $5.1 million in cash and cash equivalents of which approximately $1.4 million and $3.8 million were invested in money market funds which are classified within Level 1, all respectively.
 Also, as of September 30, 2024 and December 31, 2023, the Company had
approximately
$173,000 and $0 in marketable securities, respectively, which were valued with a quoted price in an active market.  The securities were classified as a Level 1 financial asset.

The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 4) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

Marketable Securities

In August 2024, the Company entered into a contract with a customer whereby the Company received common shares of the customer in exchange for the Company’s services.  The equity securities have a readily determinable fair value as sales prices and bid-and-asked quotations are available in the over-the-counter market and publicly reported.  The fair value of the marketable securities received was approximately $226,000.  The securities are recognized as a Level 1 instrument
.

Under Accounting Standards Codification (“ASC”) 321 and Accounting Standards Update (“ASU”) 2016-01, equity securities are measured at fair value and any changes in fair value are recorded to earnings.  During the nine months ended September 30, 2024, the Company recorded a loss on the change in fair value of marketable securities of approximately
$52,000, which was included in other income (expense) in the consolidated statement of operations.  As of September 30, 2024, the fair value of the marketable securities was approximately $173,000.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value.  Each month, the Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. As of September 30, 2024 and December 31, 2023, the Company determined there was no allowance for doubtful accounts necessary.

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

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually in the fourth quarter for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. As of September 30, 2024, and December 31, 2023, the Company determined that no impairment was necessary.

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

Groundbreaker, which is a real estate syndication software and investor portal, which primarily derives its revenue from software as a service (“SaaS”) subscription fees, which is recognized over time throughout the term of the customer contract.  Our Insurtech subsidiary, derives its revenue from subscriptions pertaining to annual insurance premium commissions, which is recognized at the start of the annual term, when the insurance coverage is bound.

In 2024, the Company started to market its artificial intelligence software technology (“AI Software”), its lender marketplace (“Janover Pro”), and its equity marketplace (“Janover Engage”) as a software as a service.  The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.  As of September 30, 3024, there was approximately $201,000 in deferred revenue, the majority of which is pertaining to these SaaS fees received in advance.  The revenue will be recognized in 2024 and 2025.
The disaggregation of revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Platform fees	$485,168	$583,785	$1,175,915	$1,652,965
Subscription revenue	133,501	-	294,864	-
	$618,669	$583,785	$1,470,779	$1,652,965

Subscription revenue includes SaaS fees from our Groundbreaker subsidiary and annual insurance premium commissions from our Insurtech subsidiary.   For the three and nine months ended September 30, 2024, subscription revenue included a one-time setup fee of $
28,000
for a new AI Software SaaS arrangement which was recognized in the quarter ended September 30, 2024.

Cost of Revenues

Cost of revenues consist of direct software and hosting fees associated with Groundbreaker’s SaaS activities.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $15,000 and $30,000 for the three months ended September 30, 2024, and 2023, and $72,000 and $63,000 for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were approximately $151,000 and $247,000 for the three months ended September 30, 2024, and 2023, and approximately $479,000 and $443,000 for the nine months ended September 30, 2024 and 2023, respectively.

Concentrations

During the three months ended September 30, 2024, two lenders accounted for 50% of the Company’s revenues. During the three months ended September 30, 2023, t hree
lenders accounted for 53% of the Company’s revenues.
During the nine months ended September 30, 2024, three lenders accounted for 37% of the Company’s revenues. During the nine months ended September 30, 2023, three lenders accounted for 51% of the Company’s revenues.
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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2024, and 2023, diluted net loss per share is the same as basic net loss per share. Other potentially dilutive items outstanding as of September 30, 2024, and 2023 are as follows:

	September 30,
	2024	2023
Series A Preferred Stock	10,000	10,000
Stock options	411,989	281,583
Restricted stock units	288,654	225,000
Warrants	70,625	70,625
Total potentially dilutive shares	781,268	587,208

Offering Costs

The Company complies with the requirements of ASC 340,
Other Assets and Deferred Costs
, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs pertaining to future equity obligations are charged to interest expense upon completion of an offering. As of September 30, 2024, the Company had capitalized approximately
$49,000 in deferred offering costs.

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

Additionally, the Company issued the right to three earnout payments totalling
up to $4,000,000 in value combined (the “Earnout Payments”) which may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments may be comprised of cash and/or shares of common stock (the “Earnout Shares”) and will have to be earned during the period between closing and December 31, 2026. The Seller has the option to receive either cash or shares of common stock. The Earnout Shares will be valued at the greater of the closing price at the time of the closing, or the market price at the time of issuance based on the thirty-day volume weighted average price of the
c
ommon
s
tock prior to the date of the issuance in the applicable measurement year. In accordance with the earn out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of approximately $179,000 based on the fair value of the shares at the acquisition date and probabilities of the respective earnout terms (see Note 5).

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

Nine Months Ended September 30,
2023
(Unaudited)
Revenue	$1,931,099
Net loss	(2,186,306)
Net loss per common share - basic and diluted	$(0.28)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for
s
uch measurements were as follows:

	Fair Value Measurements as of September 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$173,250	$-	$-	$173,250
	$173,250	$-	$-	$173,250

Liabilities:
Contingent consideration	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

Marketable Securities

In August 2024, the Company entered into a contract with a customer whereby the Company received common shares of the customer in exchange for the Company’s services.  The equity securities have a readily determinable fair value as sales prices and bid-and-asked quotations are available in the over-the-counter market and publicly reported.  The fair value of the marketable securities received was approximately $226,000.  The securities are recognized as a Level 1 investment.

Under Accounting Standards Codification (“ASC”) 321 and Accounting Standards Update (“ASU”) 2016-01, equity securities are measured at fair value and any changes in fair value are recorded to earnings.  During the nine months ended September 30, 2024, the Company recorded a loss on the change in fair value of marketable securities of approximately
$52,000, which was included in other income (expense) in the consolidated statement of operations.  As of September 30, 2024, the fair value of the marketable securities was approximately $173,000.

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

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years.  The Company determined there was no change in fair value as of September 30, 2024, or December 31, 2023.

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

During the nine months ended September 30, 2024 and 2023, the Company recorded a change in fair value of future equity obligations of $0 and ($119,826), respectively.

6.	LONG-LIVED ASSETS

Property and Equipment

	September 30,	December 31,
	2024	2023
Computer and hardware	$31,200	$22,249
Furniture and fixtures	11,026	6,800
Total	42,226	29,049
Less: Accumulated depreciation	(6,007)	(912)
Property and equipment, net	$36,219	$28,137

Depreciation expense was approximately $2,000 and $107 for the three months and approximately $5,000 and $107 for the nine months ended September 30, 2024, and 2023, respectively.

Intangible Assets

The following is a summary of intangible assets:

	September 30, 2024	December 31, 2023
Finite-Lived
Developed technology	$576,560	$576,560
Acquired customer list	2,500	-
Less: accumulated amortization	(168,174)	-
Total	410,886	576,560

Indefinite-Lived
Brand name	83,219	83,219
Domain name	16,178	16,178
Intangible assets	$510,283	$675,957

Amortization expense was approximately $49,000 and $0 for the three months and approximately $168,000 and $0 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense relates to Groundbreaker’s developed technology, which is being
amortized over a
three
-year period.

7.	STOCKHOLDERS’ EQUITY

In January 2024, a director exercised 17,595 options for shares of common stock for proceeds of approximately
$1,000.  In July 2024, the Company issued 117,647 shares of common stock in exchange for prepaid marketing services at a value of approximately
$90,000.  The marketing services contract is over a six
-
month period ending January 8, 2025.  In September 2024, the Company issued 71,441 shares of common stock pursuant to accrued professional fees at a value of approximately
$31,000.  In September 2024, the Company repurchased 10,322 shares of common stock for approximately
$5,000.
 As of September 30, 2024, the company had approximately $995,000 remaining in its share repurchase plan authorization, which was authorized by the Company’s Board on November 15, 2023.

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

The Board reserved 1,500,000 shares of common stock issuable upon the grant of awards, which includes the 659,824 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of September 30, 2024, there were 669,355 shares in aggregate available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the nine months ended September 30, 2024 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2023	518,584	$2.34	$35,246
Granted	62,000	1.46
Exercised	(17,595)	0.07
Forfeited	(151,000)	1.07
Outstanding as of September 30, 2024	411,989	$2.69	$4,072

Exercisable as of September 30, 2024	233,988	$3.93	$1,232
Exercisable and expected to vest at September 30, 2024	411,989	$2.69	$4,072

The weighted average duration to expiration for outstanding options at September 30, 2024 was 8.84 years.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Nine Months Ended September, 30
	2024	2023
Risk Free Interest Rate	3.64% - 4.68%	n/a
Expected Dividend Yield	-%	n/a
Expected Volatility	40.3% - 40.8%	n/a
Expected Life (years)	5.95%	n/a

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2024 was $1.95. There were no options granted during the nine months ended September 30, 2023. Stock-based compensation expense related to stock options was approximately $28,000 and $114,000 for the three months ended September 30, 2024 and 2023, respectively, and approximately $206,000 and $316,000 for the nine months ended September 30, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $61,000 as of September 30, 2024, which will be recognized over a weighted average period of 1.95 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 70,625 warrants to purchase common stock to the underwriters at an exercise price of $4.40, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024, and expire
July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 225,000 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 9).  In July 2024, the Company granted 70,000 RSUs to the independent Board of Directors in accordance with their Board of Director agreements.  The RSUs vest over a period of 4 years and 2 years respectively. The Company recorded stock-based compensation expense of approximately $22,000 and $58,000 for the three and nine months ended September 30, 2024. Total unrecognized compensation cost related to non-vested RSUs amounted to approximately $254,000 as of September 30, 2024, which is expected to be recognized over 2.72 years. As of September 30, 2024, 238,750 RSUs remained unvested.

Classification

Total stock-based compensation is as follows:

	Three Months Ended September, 30		Nine Months Ended September, 30
	2024	2023	2024	2023
Sales and marketing	$2,385	$444,346	$8,979	$513,330
Research and development	3,154	170,976	8,919	209,329
General and administrative	44,564	616,110	245,415	711,805
	$50,103	$1,231,432	$263,313	$1,434,464

8.	RELATED PARTY TRANSACATIONS

See Note 7 for options exercised by a director.

During the three months ended September 30, 2024, and 2023, the Company incurred $0 and approximately $13,000, and during the nine months ended September 30, 2024 and 2023, the Company incurred $0 and approximately $128,000, respectively, to an entity owned by the Chief Executive Officer for compensation. The amounts are included in general and administrative expenses in the statements of operations.

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

On November 5, 2024, the Company issued 66,000 stock options to employees.

Management has evaluated subsequent events through
November 7
, 2024, the date the condensed
consolidated
financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these condensed consolidated
financial statements.

ITEM
2. MANAGEMENT’S
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
Our business model includes earning a transaction fee each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. We receive compensation from both the lender and/or the borrower. Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing. We do not make loans or share risk with the lenders, with whom we conduct business with. With the acquisition of Groundbreaker, our real estate syndication software and investor portal, and the recent launches of our Insurtech subsidiary, Janover Insurance Group, Janover AI (AI Software), Janover Engage
(equity marketplace)
, and Janover Pro
(lender marketplace),
an increasing portion of our total revenue is now recurring software subscription revenue.
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
4.
Focusing on expanding our core-product suite through new product launches and M&A opportunities that have similar characteristics to our Groundbreaker acquisition. These characteristics include but are not limited to predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem. These M&A candidates will complement our core business by upselling and cross selling both new and existing products.  In 2024 we will also be focusing our attention to the commercial insurance space as we recently launched our new Insurtech subsidiary, Janover Insurance Group Inc. in January 2024, which recently received its Florida license approval in March 2024.  We are also focused on expanding our recurring revenue through our suite of SaaS products with Groundbreaker, real estate syndication software and investor portal, Janover
Engage (equity marketplace), Janover Pro (lender marketplace), and our Janover AI (AI Software).
In 2024, the Company started to market its artificial intelligence software technology (“AI Software”), its lender marketplace (“Janover Pro”), and its equity marketplace (“ Janover Engage”) as a software as a service (“SaaS”).  As of September 30, 3024, there was approximately $201,000 in deferred revenue, the majority of which is pertaining to these SaaS fees received in advance, which will be recognized in 2024 and 2025.

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

These and other types of events could lead to a decline in transaction activity as well as a decrease in property values which, in turn, would likely lead to a reduction in financing fees relating to such transactions. These effects would likely cause us to realize lower revenues. Such declines in transaction activity and value would likely also significantly reduce our financing activities and revenues. Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events. Fiscal 2023 was one of the most challenging years for the commercial real estate industry and the first half of fiscal 2024 has continued with this trend.  However, we expect the overall outlook to improve in the second half of fiscal 2024.
19

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

Nasdaq Deficiency Notice Dated July 16, 2024 Notice

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

ATM Offerings

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as supplemented by a prospectus supplement.  At September 30, 2024, there has been no activity to report with the Form S-3 Registration Statement and ATM Sales Agreement.  We expect overall conditions to improve for the raising of capital for the remainder of fiscal 2024 and into fiscal 2025.

Results of Operations

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023

The following table provides certain selected financial information for the periods presented:

	Three Months Ended
	September 30,
	2024	2023	Change	Change %
Revenues	$618,669	$583,785	$34,884	6%
Cost of revenue	7,631	-	7,631	-%
Gross profit	611,038	583,785	27,253	5%
Operating expenses:
Sales and marketing	298,897	764,189	(465,292)	(61)%
Research and development	151,190	246,883	(95,693)	(39)%
General and administrative	564,437	1,211,252	(646,815)	(53)%
Depreciation and amortization	50,603	107	50,496	-%
Total operating expenses	1,065,127	2,222,431	(1,157,304)	(52)%
Loss from operations	(454,089)	(1,638,646)	1,184,557	72%
Other income (expense)	(17,166)	60,118	(77,284)	(129)%
Net loss	$(471,255)	$(1,578,528)	$1,107,273	70%

Weighted average common shares outstanding - basic and diluted	11,205,011	9,180,889

Net loss per common share - basic and diluted	$(0.04)	$(0.17)
20

Revenue
Revenue for the three months ended September 30, 2024 was approximately $619,000 as compared to approximately $584,000 for the three months ended September 30, 2023, an increase of approximately $35,000, or 6%. Revenue for the three months ended September 30, 2024 increased sequentially by approximately 40% compared to the three months ended June 30, 2024. During the three months ended September 30, 2024 there were 36 transactions that closed on our marketplace, compared to 60 during the three months ended September 30, 2023. The average revenue per transaction was approximately $12,000 in the three months ended September 30, 2024, compared to approximately $10,000 for the three months ended September 30, 2023. This 26% increase in average revenue per transaction was the result of a change in the average loan size during the three months ended September 30, 2024 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We will target increasing both our number of transactions closed and our revenue per transaction closed. During fiscal 2024, we focused on larger loan opportunities, which should increase our average loan size. With the acquisition of Groundbreaker and the recent launch of our Insurtech, an increasing portion of our total revenue will transition to recurring revenue, where we receive annual, quarterly, and monthly subscriptions, and annual insurance premium commissions. For the quarter ended September 30, 2024 approximately 22% of our total revenue was recurring revenue compared to 20% for the quarter ended June 30, 2024.  There was no recurring revenue for the comparable periods in fiscal 2023. The Company will continue to migrate our revenue to recurring and subscription revenue for the remainder of fiscal 2024 and beyond.
  For the quarter ended September 30, 2024 subscription revenue was approximately $134,000 compared to $0 for the quarter ended September 30, 2023.  For the quarter ended September 30, 2024 our annual recurring revenue (“ARR”) run-rate reached approximately $480,000, compared to no annual recurring revenue in the prior year.  ARR increased sequentially by approximately 58%, which was approximately $303,000 for the three months ended June 30, 2024.  ARR represents an annualization of our recurring revenue, which assumes a full year of revenue.
Cost of Revenue

Cost of revenue for the three months ended September 30, 2024 was approximately $8,000 as compared to $0 for the three months ended September 30, 2023. The entire cost of revenue balance consists of software and hosting costs related to Groundbreaker. Cost of revenue represents approximately 1% of total revenue for the three months ended September 30, 2024.

Operating Expenses
Our operating expenses by category for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Sales and marketing expenses:
Compensation and benefits	$256,302	$270,314	$(14,012)	(5)%
Advertising and marketing	15,459	30,488	(15,029)	(49)%
Stock-based compensation	2,385	444,346	(441,961)	(99)%
Other	24,751	19,041	5,710	30%
Total sales and marketing expenses	$298,897	$764,189	$(465,292)	(61)%

Research and development expenses:
Compensation and benefits	$128,160	$63,845	$64,315	101%
Stock-based compensation	3,154	170,977	(167,823)	(98)%
Software license fees	19,876	12,061	7,815	65%
Total research and development	$151,190	$246,883	$(95,693)	(39)%

General and administrative expenses:
Compensation and benefits	$244,214	$337,954	$(93,740)	(28)%
Stock-based compensation	44,564	616,110	(571,546)	(93)%
Professional fees and insurance	219,002	175,326	43,676	25%
Office related expenses	17,727	19,582	(1,855)	(9)%
Information technology support	7,155	14,041	(6,886)	(49)%
Other	31,775	48,239	(16,464)	(34)%
Total general and administrative expenses	$564,437	$1,211,252	$(646,815)	(53)%

21

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended September 30, 2024 were approximately $299,000, compared to approximately $764,000 for the three months ended September 30, 2023, an decrease of $465,000, or 61%.  The majority of the decrease can be attributed to a decrease in stock-based compensation expense during the three months ended September 30, 2024, due to a decrease in employees and a reduction in stock issuances, compared to the same period in 2023.  Advertising and marketing expenses decreased 49%, to approximately $15,000 for the three months ended September 30, 2024, compared to approximately $30,000 for the same period in the prior year, which was primarily due to a decrease in online advertising and other business development expenses. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize our advertising and marketing expenses while lowering our customer acquisition costs to drive a more productive sales and marketing spend.
Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the three months ended September 30, 2024 were approximately $151,000, compared to approximately $247,000 for the three months ended September 30, 2023, an decrease of approximately $96,000, or 39%. The majority of the decrease can be attributed to a decrease in stock-based compensation expense during the three months ended September 30, 2024, due to a reduction in stock issuances, compared to the same period in 2023. Offsetting this decrease in research and development expenses for the three months ended September 30, 2024, was a $64,000 increase to compensation and benefits due to an increase research and development related employees and consultants. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended September 30, 2024 were approximately $564,000 compared to approximately $1.2 million, for the three months ended September 30, 2023, a decrease of approximately $647,000, or 53%. The majority of the decrease can be attributed to a decrease in stock-based compensation expense and a reduction in compensation and benefits during the three months ended September 30, 2024, primarily due to a reduction in stock-based issuances and a decrease in employees, compared to the same period in 2023. During the quarter ended September 30, 2024 there was a large decrease in stock-based compensation expense which was primarily related to the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO in the prior year.

Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $51,000 for the three months ended September 30, 2024, compared to $107 for the three months ended September 30, 2023. Amortization expense, which makes up the majority of the balance, relates to Groundbreaker’s developed technology, which will be amortized over a three-year period. Depreciation expense relates to the company’s fixed assets which comprises of computer equipment and furniture.
Other Income (Expense)
Other expense for the three months ended September 30, 2024 was approximately $17,000 compared to other income of approximately $60,000 for the three months ended September 30, 2023, a reduction of  approximately $77,000, or 129%. The reduction in other income was primarily related to the change in fair value of marketable securities of approximately $52,000 at September 30, 2024.  The reduction in other income was also related to a reduction in interest income of approximately $25,000 due to a reduced cash balance and interest rates, compared to the prior period.
22

Nine Months Ended September 30, 2024, Compared to the Nine Months Ended September 30, 2023

The following table provides certain selected financial information for the periods presented:

	Nine Months Ended
	September 30,
	2024	2023	Change	Change %
Revenues	$1,470,779	$1,652,965	$(182,186)	(11)%
Cost of revenue	24,298	-	24,298	-%
Gross profit	1,446,481	1,652,965	(206,484)	(12)%
Operating expenses:
Sales and marketing	1,128,152	1,373,379	(245,227)	(18)%
Research and development	478,580	442,502	36,078	8%
General and administrative	1,990,573	1,996,057	(5,484)	-%
Depreciation and amortization	173,268	107	173,161	-%
Total operating expenses	3,770,573	3,812,045	(41,472)	(1)%
Loss from operations	(2,324,092)	(2,159,080)	(165,012)	(8)%
Other income (expense)	83,381	(37,485)	120,866	(322)%
Net loss	$(2,240,711)	$(2,196,565)	$(44,146)	(2)%

Weighted average common shares outstanding - basic and diluted	11,110,766	7,769,635

Net loss per common share - basic and diluted	$(0.20)	$(0.28)

Revenue
Revenue for the nine months ended September 30, 2024 was approximately $1.5 million as compared to approximately $1.7 million for the nine months ended September 30, 2023, a decrease of approximately $182,000, or 11%. During the nine months ended September 30, 2024 there were 92 transactions that closed on our marketplace, compared to 154 during the nine months ended September 30, 2023. The average revenue per transaction was approximately $12,000 in the nine months ended September 30, 2024, compared to approximately $11,000 for the nine months ended September 30, 2023. This 9% increase in average revenue per transaction was the result of a change in the average loan size during the nine months ended September 30, 2024 compared to the similar period in the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period.  We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We will target increasing both our number of transactions closed and our revenue per transaction closed. During fiscal 2024, we focused on larger loan opportunities, which should increase our average loan size. With the acquisition of Groundbreaker and the recent launch of our Insurtech, an increasing portion of our total revenue will transition to recurring revenue, where we receive annual, quarterly, and monthly subscriptions, and annual insurance premium commissions. For the nine months ended September 30, 2024 approximately 20% of our total revenue was recurring revenue. There was no recurring revenue for the comparable periods in fiscal 2023. The Company will continue to migrate our revenue to recurring and subscription revenue for the remainder of fiscal 2024 and beyond.
  For the nine months ended September 30, 2024 subscription revenue was approximately $295,000 compared to $0 for the nine months September 30, 2023.  At September 30, 2024 our annual recurring revenue (“ARR”) run-rate reached approximately $480,000, compared to no annual recurring revenue in the prior year.  ARR increased sequentially by approximately 58%, which was approximately $303,000 for the six months ended June 30, 2024.  ARR represents an annualization of our recurring revenue, which assumes a full year of revenue.
23

Cost of Revenue

Cost of revenue for the nine months ended September 30, 2024 was approximately $24,000 as compared to $0 for the nine months ended September 30, 2023. The entire cost of revenue balance consists of software and hosting costs related to Groundbreaker. Cost of revenue represents approximately 2% of total revenue for the nine months ended September 30, 2024.

Operating Expenses
Our operating expenses by category for the nine months ended September 30, 2024 and 2023 is as follows:
	Nine Months Ended September 30,
	2024	2023	Change	% Change
Sales and Marketing Expenses:
Compensation and benefits	$974,449	$746,672	$227,777	31%
Advertising and marketing	72,247	62,692	9,555	15%
Stock-based compensation	8,979	513,330	(504,351)	(98)%
Other	72,477	50,685	21,792	43%
Total sales and marketing expenses	$1,128,152	$1,373,379	$(245,227)	(18)%

Research and Development Expenses:
Compensation and benefits	$408,735	$207,941	$200,794	97%
Stock-based compensation	8,919	209,329	(200,410)	(96)%
Software license fees	60,926	25,232	35,694	141%
Total research and development	$478,580	$442,502	$36,078	8%

General and Administrative Expenses:
Compensation and benefits	$867,792	$795,854	$71,938	9%
Stock-based compensation	245,415	711,805	(466,390)	(66)%
Professional fees and insurance	684,473	287,412	397,061	138%
Office related expenses	80,842	76,268	4,574	6%
Information technology support	20,645	35,810	(15,165)	(42)%
Other	91,406	88,908	2,498	3%
Total general and administrative expenses	$1,990,573	$1,996,057	$(5,484)	-%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the nine months ended September 30, 2024 were approximately $1.1 million, compared to approximately $1.4 million for the nine months ended September 30, 2023, a decrease of  approximately $245,000, or 18%.  The majority of the decrease can be attributed to a decrease in stock-based compensation during the nine months ended September 30, 2024.  Stock-based compensation for the nine months ended September 30, 2024 was approximately $9,000 compared to approximately $513,000 for the nine months ended September 30, 2023, a decrease of approximately $504,000 which was primarily related to the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO in the prior year.  Offsetting this decrease was an increase in compensation and benefits expense of approximately $228,000 during the nine months ended September 30, 2024, due to an increase in employees, compared to the same period in 2023.
24

Research and development expenses

Our research and development costs are primarily comprised of personnel costs and software license fees to support the development of our marketplace. Research and development expenses for the nine months ended September 30, 2024 were approximately $479,000, compared to approximately $443,000 for the nine months ended September 30, 2023, an increase of approximately $36,000, or 8%. The majority of the increase can be attributed to an increase in compensation and benefits expense during the nine months ended September 30, 2024, due to an increase in employees, compared to the same period in 2023. Offsetting this increase in research and development expenses for the nine months ended September 30, 2024, was approximately $200,000 reduction in stock-based compensation expense, which was primarily related to the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO in the prior year. We will continue to focus on developing our digital marketplace and our AI for the benefit of driving customer value on both sides of our marketplace which we believe will drive long term value to customers and our shareholders.
General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the nine months ended September 30, 2024 were approximately $2.0 million for both the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 there was a large decrease in stock-based compensation expense which was primarily related to the issuance of common stock upon our IPO for services, cancellation of employee stock options and issuance of common stock in connection with the IPO in the prior year.  Offsetting this decrease were increased costs associated with being a public company, which included professional fees and insurance, compared to the same period in 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $173,000 for the nine months ended September 30, 2024, compared to $107 for the nine months ended September 30, 2023. Amortization expense, which makes up the majority of the balance, relates to Groundbreaker’s developed technology, which will be amortized over a three-year period. Depreciation expense relates to the company’s fixed assets which comprises of computer equipment and furniture.
Other Income (Expense)

Other income for the nine months ended September 30, 2024 was approximately $83,000 compared to other expense of approximately $37,000 for the nine months ended September 30, 2023. The majority of the other income balance for the nine months ended September 30, 2024, represented interest income earned during the period. Offsetting other income during the nine months ended September 30, 2024 was an expense of approximately $52,000 which represented a change in the fair value of marketable securities.  The majority of the other expense balance for the nine months ended September 30, 2023, represented a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO, which took place in July 2023.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of September 30, 2024 and December 31, 2023, we had approximately $2.8 million and $5.1 million of cash and cash equivalents, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $8.9 million and incurred net losses of approximately $2.2 million during both the nine months ended September 30, 2024 and 2023.  Management believes capital is sufficient to sustain the Company’s operating expenses for at least one year. We may continue to generate operating losses for the foreseeable future as we focus on revenue growth.

Our business plan is focused on rapid growth to achieve significant market penetration over the shortest possible time horizon. We may raise additional capital in 2024 utilizing the recently filed registration statements to invest in research and development and sales and marketing to drive future growth.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
	2024	2023	Change
Cash used in operating activities	$(2,238,996)	$(908,139)	$(1,330,857)
Cash used in investing activities	$(15,676)	$(9,073)	$(6,603)
Cash (used in) provided by financing activities	$(52,539)	$5,751,095	$(5,803,634)

Cash used in operating activities

For the nine months ended September 30, 2024, cash used in operating activities was approximately $2.2 million compared to approximately $908,000 for the nine months ended September 30, 2023. The increase in cash used in operating activities was the result our increased net loss which is a result of investing our IPO proceeds in people and process to set up the company for future growth. This increase was also related to funding changes in our working capital balances, primarily accounts receivable, other assets, and accounts payable accounts.

Cash used in investing activities

For the nine months ended September 30, 2024 cash used in investing activities was approximately $16,000 compared to approximately $9,000 for the nine months ended September 30, 2023. The increase in cash used in investing activities was related to the purchase of property and equipment and the purchase of an intangible asset during the period.

Cash (used in) provided by financing activities

For the nine months ended September 30, 2024, cash used in financing activities was approximately $53,000 which the majority of the decrease was related to the accumulation of deferred offering costs in conjunction with future capital raises.  During the quarter the company repurchased 10,322 shares of common stock for approximately $5,000, these shares were all cancelled by the end of the quarter.  As of September 30, 2024, the company had approximately $995,000 remaining in its share repurchase plan authorization, which was authorized by the Company’s Board on November 15, 2023. Offsetting the decrease was the issuance of 17,595 common shares from the exercise of stock options within the period. For the nine months ended September 30, 2023, cash provided by financing activities was approximately $5.8 million for the nine months ended September 30, 2023 which was the result of receiving $1.0 million of gross proceeds from the sale of Series B preferred stock in April, 2023 and the initial public offering in July 2023 for approximately $4.8 million in net proceeds.

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
The following table presents a reconciliation of net loss, the most directly comparable GAAP measure to adjusted EBITDA and adjusted EBITDA per share for each of the periods indicated:

JANOVER INC.

RECONCILIATION OF NON-GAAP MEASURES

(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Reconciliation of GAAP Net Loss to Adjusted EBITDA:
Net loss	$(471,255)	$(1,578,528)	$(2,240,711)	$(2,196,565)
Add (subtract):
Stock-based compensation	50,103	1,231,433	263,313	1,434,464
Depreciation and amortization	50,603	107	173,268	107
Other income (expense)	(17,166)	60,118	83,381	(37,485)
Adjusted EBITDA	$(353,383)	$(407,106)	$(1,887,511)	$(724,509)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated Reconciliation of GAAP Net Loss per share to Adjusted EBITDA per share:
Net loss per share - basic and diluted	$(0.04)	$(0.17)	$(0.20)	$(0.28)
Add (subtract):
Stock-based compensation	-	0.13	0.02	0.18
Depreciation and amortization	0.01	-	0.02	-
Other income (expense)	-	-	0.01	(0.01)
Adjusted EBITDA per share	$(0.03)	$(0.04)	$(0.15)	$(0.09)

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

Groundbreaker, which is a real estate syndication software and investor portal, which primarily derives its revenue from software as a service (“SaaS”) subscription fees, which is recognized over time throughout the term of the customer contract.  Our Insurtech subsidiary, derives its revenue from subscriptions pertaining to annual insurance premium commissions, which is recognized at the start of the annual term, when the insurance coverage is bound.

In 2024, the Company started to market its artificial intelligence software technology (“AI Software”), its lender marketplace (“Janover Pro”), and its equity marketplace (“Janover Engage”) as a software as a service.  The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.  As of September 30, 3024, there was approximately $201,000 in deferred revenue, the majority of which is pertaining to these SaaS fees received in advance.  The revenue will be recognized in 2024 and 2025.

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

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. As of September 30, 2024 and December 31, 2023, the Company determined that no impairment was necessary.

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

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2024, the Company issued 117,647 shares of common stock in exchange for prepaid marketing services at a value of approximately $90,000.

In September 2024, the Company issued 71,441 shares of common stock pursuant to accrued professional fees at a value of approximately $31,000.

In September 2024, the Company repurchased 10,322 shares of common stock for approximately $5,000.

I
tem 3. Defaults Upon Senior Securities

None.

I
tem 4. Mine Safety Disclosures

Not applicable.

I
tem 5. Other Information

None.

I
tem 6. Exhibits

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

10.2	Janover Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Principal Financial Office.

*	Filed herewith
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

S
IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly au tho
rized.

JANOVER INC.
(Registrant)

Date: November 7 , 2024	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 7 , 2024	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)

