Form 10-K
period 2024-12-31
Janover Inc.
filed 2025-03-27
CIK 1805526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.0 million on the closing sales price of the registrants Common Stock on that date, as reported on the NASDAQ Capital Market.

As of March 27, 2025, the Company had 1,428,464 shares of common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

JANOVER INC.

FORM 10-K

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	The effect of and uncertainties related the ongoing volatility in interest rates;

●	Our ability to achieve and maintain profitability in the future;

●	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

●	Our ability to respond to general economic conditions;

●	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

●	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

●	The success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;

●	Our ability to grow market share in existing markets or any new markets we may enter;

●	Our ability to develop new products, features and functionality that are competitive and meet market needs;

●	Our ability to realize the benefits of our strategy, including our financial services and platform productivity;

●	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;

●	Our ability to establish and maintain an effective system of internal controls over financial reporting;

●	Our ability to maintain the listing of our securities on Nasdaq;

●	Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price;

●	The outcome of any legal or governmental proceedings that may be instituted against us; and

●	Other factors detailed under the section titled “Risk Factors.”

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

ii

PART I

References in this annual report to “we,” “us,” “Janover,” “JNVR,” “Company,” or “our company” are to Janover Inc., a Delaware corporation, and its consolidated subsidiaries. References to “management” or our “management team” are to our officers and directors.

ITEM 1. BUSINESS

Overview

Janover is an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages. We currently serve hundreds of thousands of web users annually, including multifamily and commercial property owners and developers applying for billions of dollars of debt financing per year, professional service providers, and thousands of multifamily and commercial property lenders including more than 10% of the banks in America, credit unions, REITs, debt funds, Fannie Mae® and Freddie Mac® multifamily lenders, FHA multifamily lenders, commercial mortgage-backed securities (“CMBS”) lenders, Small Business Administration (“SBA”) lenders, and more.

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

We currently have two different customer segments: lenders and borrowers. Borrowers include, but are not limited to, owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners. Lenders include banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, CMBS lenders, and SBA lenders.

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

The Company derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Our data and software offerings are generally offered on a subscription basis as software as a service (“SaaS”). Subscription revenue is derived from the following:

●	Janover Pro, which was launched in 2024, is our online SaaS marketplace for multifamily and commercial real estate loans providing an online matching service where borrowers or brokers can shop their loans, and lenders can provide financing to borrowers. Our customer pays for subscriptions, which are generally on annual contracts, and we generate revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Connect, formerly known as Groundbreaker, which was acquired in 2023, is a real estate syndication software and investor portal, which primarily derives its revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract. Janover Connect is a specialized SaaS platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal, it enables commercial real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.

●	Janover Insurance, which was launched in 2024. This Insurtech subsidiary derives revenue from subscriptions pertaining to annual insurance premium commissions received, which are recognized at the start of the annual term, when the insurance coverage is bound.

●	Janover Engage, which is our equity marketplace, was launched in 2024. Janover Engage is a SaaS platform designed to connect real estate owners, operators, and sponsors raising capital using Reg D 506(c) with potential accredited investors. Janover Engage provides general partners tools to market their offering and a platform on which to showcase it, making it easier for them to raise capital, build their pipeline, and focus on their next deal. Revenue is derived from the SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover AI, which was also launched in 2024, is a generative AI platform that is trained on and programmed to understand the nuances of multifamily and commercial property capital markets, from debt, to equity, to operations. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.

During fiscal 2025, we will continue to focus on larger loan opportunities, which should increase our average loan size. In fiscal 2025, we will continue to focus on transitioning from transactional platform fee revenue to the more predictable and profitable recurring SaaS subscription revenue. At December 31, 2024 our annual recurring revenue (“ARR”) run-rate reached approximately $812,000, compared to approximately $276,000 in the prior year, an increase of 194%. As of December 31, 2024 and 2023, there was approximately $341,000 and $83,000 in deferred revenue, respectively, the majority of which is pertaining to these SaaS fees received in advance. The revenue will be recognized over the remaining term of the SaaS agreement in fiscal 2025 and beyond.

Strategy

In 2025, we will continue to better connect the commercial real estate industry by building tools that reduce frictions in transactions and that provide broader access to better data than entrenched incumbents. Our priorities are as follows:

1.	Scale annual recurring revenue (“ARR”) - We plan to build our sales and outbound marketing capabilities to increasingly focus on selling profitable subscription services on annual and multi-year contracts. Making revenue more predictable and aligning our incentives with those of our customers.

2.	Expand net revenue retention (“NRR”) - The most important thing to do is to listen to the customer and to solve their problems. By focusing on NRR as a core metric, it forces us to concentrate on our customers needs and offer additional products. We can measure attrition and expansion revenue with NRR which will gauge the level of our success.

3.	Expand average contract values (“ACV”) - We have the opportunity to expand ACVs and average deal size by focusing on where we are able to drive the most value and create even more value. By focusing on creating more value per touch, we naturally will expand ARR and NRR.

All of this will be done by continuing to:

1.	Hire high-performing and aligned personnel to help us execute our strategy.

2.	Invest in our platform and technology.

3.	Cultivate a culture of creativity, hard work, innovation, curiosity, and community.

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

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include small banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, CMBS lenders, SBA lenders, and more. Our job is to obsessively focus on improving the experience and value for our two customer segments.

During fiscal 2025, we will continue to focus on larger loan opportunities, which should increase our average loan size. In fiscal 2025, we will continue to focus on transitioning from transactional platform fee revenue to the more predictable and profitable recurring SaaS subscription revenue.

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

Borrower benefits include:

●	Free education. This is at the core of our value proposition to all commercial property borrowers. Whether or not someone intends to transact on our platform, we want to provide borrowers with all the free advice and education we can to make them more informed and more powerful prosumers. Sometimes we hear from lenders as well, thanking us for the easy-to-access, complete, and well-organized online information available on a variety of multifamily, business, and commercial property loan products and topics. We know the commercial real estate industry is opaque and we can provide transparency and education to a complicated transaction process.

●	New supply. We aim to build the largest functional, aggregate supply of commercial property lenders in America, and then, perhaps, the world. Functional is an operative word here. We believe we can leverage data and technology to make this digital supply in our marketplace of maximum utility to our borrower-customers thereby delivering deep value to all the stakeholders in our ecosystem. We believe that in the future, we will be able to leverage AI to deliver improved experiences and outcomes to all of our customers as our dataset grows.

●	Capital Markets Advisor. As we grow, we aim to hire more expert advisors to help make the process more efficient and more intimate for commercial mortgage borrowers and lenders, ultimately matching the best of technology with the best of human touch. We intend to leave the data-driven, automated work to the machines combined with the experience of our capital markets advisors.

●	Aligned. Borrowers have access to our portal for free. In many cases, they do not even pay us when they transact if it is with a premier lender, and if they do pay us, it is because the loan they are getting is better than what their traditional mortgage broker or banker could provide, in a lower friction process.

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

We have two classes of lenders:

1.	Premier Lenders: Our premier lenders are lenders with whom we have an arrangement that allows us to share their fee income (i.e., origination, trade premium, and servicing). Our long-term aim with these relationships is to drive more business to premier lenders, less fees and costs to borrowers, and scaled economies shared to both.

2.	Standard Lenders: Lenders with whom we do not have a pre-arranged fee agreement are standard lenders. We aim to build and rely on the most robust network of lenders in the country whom we may not have a particular fee-sharing arrangement with. We intend to invite these lenders to lender portal where they can easily build their profiles as originators under a particular lender’s brand as well as match, view, and manage loan opportunities through an easy-to-use tool.

Lender benefits include:

●	Huge new audience. Traditionally, lenders, via their originators, have access to a finite audience that is limited to geography and relationships. Some larger and more established lenders have more significant reach, giving them an advantage over smaller, lesser-known lenders, even if those smaller lenders, like single-branch credit unions, for example, have more competitive commercial loan products, creating an adverse situation for small lenders who cannot access their ideal borrowers and eligible borrowers that do not have access to those smaller lenders with superior loan programs. Even in the case of the big banks, their primary strategy for closing more loan volume is hiring originators and bankers in new and existing markets. With our platform, we aim to open large and small lenders alike up to huge new digital audiences they didn’t have access to and highly curated deal flow in a portal that promotes productivity. As savvy property owners, buyers, and developers get online to find out what and who else is out there, our Lenders will be there, at the forefront. We think we can deliver a higher volume of better-qualified borrowers in an easier-to-manage system, making individual originators more productive, profitable, and satisfied.

●	Access to borrowers ready to transact. When a lender is matched with a borrower on the Janover platform, it is not as simple as getting a “lead.” Each match is a data-driven, enriched, vetted opportunity with a commercial property owner, buyer, or developer that is ready to transact. Lenders get access to the highest-intent borrowers, often with robust and complete commercial loan packages.

●	Performance-based acquisition strategy. Lenders can gain access to our portal for free. Premier lenders pay us when they transact, and originators at standard lenders pay nothing, they just have to deliver winning loan terms to borrowers and those borrowers pay us a small transaction fee at closing. We may offer premium subscriptions to lenders in the future.

●

Happier, more productive originators. Not only do we drive demand to algorithmically matched and aligned lenders from high intent borrowers, but we also make software and tools that take frictions out of commercial loan processing, making originators happier and more productive. Part of our roadmap includes us continuing to enhance the loan analysis, underwriting, and origination experience for lenders.

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

More lenders

One of the most straightforward ways to delight our borrowers is with more lenders (and, as in a two-sided marketplace, the most straightforward way to delight lenders and generate network effects is by adding more qualified borrowers). We are currently operating with only a small number of lenders on our platform, and we are working hard to build a beautiful and seamless experience for originators all over the country to join our marketplace and build out their profiles. We recently launched the first version of this, and it has been well received. We believe by scaling the supply side of our marketplace, we are going to be able to offer borrowers significantly more value than incumbents. Further, we aim to enhance our matching capabilities and algorithms to match borrowers with more and better loan product options. We think this will lead to additional scale as well as an increase in network density.  During fiscal 2024 we achieved significant growth in the amount of lenders that have joined our platform.  Based on the Federal Deposit Insurance Corporation (“FDIC”) active commercial banking and National Credit Union Administration (“NCUA”) data as of December 31, 2024, approximately 30% of all active FDIC-insured banks and 6.5% of all active NCUA-insured credit unions are on the Janover platform.

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

Mergers and Acquisitions

We believe we will have the opportunity to build a comprehensive operating system for commercial real estate, as the formerly fractured market adopts technology. As such, we believe we will have the opportunity to acquire companies in adjacent sub-markets into our ecosystem, allowing them to enjoy the benefits of our infrastructure, customer base, and content marketing and allowing our customers access to a best-in-class suite of commercial real estate products from software for data analytics, to technology for buying and selling commercial property. In November 2023, we acquired Groundbreaker, rebranded as Janover Connect in 2024, which is a specialized software as a SaaS platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal at www.groundbreaker.co, it enables real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.

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

Commercial Mortgage Brokers

The primary incumbents are large commercial mortgage broker businesses like Meridian Capital Group, Eastern Union Funding, and debt brokerage divisions of JLL, Cushman & Wakefield, and Marcus & Millichap. Although we do not consider them to be direct threats now as they are generally focused on larger loans and moving down market is difficult, we do believe that they or a similar company could choose to acquire a technology competitor and fund them, or they could choose to incubate a disruptive technology or division. We also think they will be our competition as we scale into intuitional transactions fueled by success in the small balance and middle-market space.

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

Competitive Advantages

Top of funnel

A material part of what we believe to be our competitive advantage is our ability to attract users to our many websites where they can apply for commercial real estate financing (and now small business financing), and through our marketplace be connected to one of our lenders. We refer to these websites as our top of funnel. We believe that we are unique in an industry that is dominated by an “old way” of doing things and that our focus is on delivering value to borrowers first, then to our lenders, with our growth being a by-product of that value. We start by providing transparent education in an opaque market and believe our deeply valuable and well-organized content is a material competitive advantage. Instead of focusing on building one website that covers everything, we have multiple websites focused on educating and empowering commercial property owners, operators, and developers (and now small business owners) in very specific categories, sites such as https://multifamily.loans, which is focused solely on multifamily financing, and https://cmbs.loans, which is focused on commercial mortgage backed securities, or CMBS financing, (a type of commercial mortgage financing involving securitizing pools of commercial property loans). This drill-down allows us to provide the deepest amount of educational value on a specific topic, isolate content marketing risks (i.e., if one of our websites loses its ranking it does not affect our network), risk and build our brand by having it associated with multiple helpful data and information repositories. We have proven this formula by using it to launch nine websites, most of which rank on the first page of Google search results when searching for certain terms related to commercial real estate. We believe we have a repeatable formula that we can use to continue to launch commercial property and business financing websites, covering a range of both targeted and broad topics from commercial mortgages to FHA insured multifamily loans, to continue to grow our presence online. Having such a powerful top-of-funnel demand generation platform is a major factor in our structural cost advantage.

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

Intellectual Property

Our rights in our intellectual property, including trademarks, patents, trade secrets, copyrights and domain names, as well as contractual provisions and restrictions on use of our intellectual property, are important to our business. For example, our trademark rights assist in our marketing efforts to develop brand recognition and differentiate our brand from our competitors. We own a number of trademark registrations and applications in the U.S. and in foreign jurisdictions. These trademarks include, among others, “Janover Ventures.” We will pursue additional trademark registrations to the extent we believe it will be beneficial. We also have registered domain names for websites that we use in our business. We may be subject to third-party claims from time to time with respect to our intellectual property.

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

For additional information about our intellectual property and associated risks, see the section titled “Risk Factors—Risks Related To Our Intellectual Property And Platform Development.”

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

Employees

As of the date of this filing, we had 26 employees, of which 14 were full-time employees, including Blake Janover, our Chief Executive Officer and Chairman. We also engage independent contractors to provide services to the Company, on an as-needed basis.

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

Risks related to our financial condition and business

We are a growing company with a relatively limited operating history, which may result in increased risks, uncertainties, expenses and difficulties, and makes it difficult to evaluate our prospects.

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

We have grown over the last three years, and our recent revenue growth rate and financial performance may not be indicative of our future performance. You should not rely on our revenue for any previous quarterly or annual period as an indication of our revenue or revenue growth in future periods. As we grow our business, our revenue growth rates may slow, or our revenue may decline, in future periods for a number of reasons, which may include slowing demand for our platform offerings and services, increasing competition, a decrease in the growth of our overall credit market, increasing regulatory costs and challenges and our failure to capitalize on growth opportunities. Further, we believe our growth over the last several years has been driven in large part by our platform, lender partnerships and current lack of competitors with a similar business model. Future incremental improvements in the financial capabilities of lenders, primarily our partners, may impact this substantially, and such developments may lead to varying levels of growth from past periods. As a result of these factors, our revenue growth rates may slow, and our financial performance may be adversely affected.

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

We face risks in our electronic payment services business that could adversely affect our business and/or results of operations.

Our electronic payment services business facilitates the processing of inbound and outbound payments for our SaaS customers. These payments are settled through our sponsoring clearing bank, licensed money transmitters, card payment processors and other third-party electronic payment services providers that we contract with from time to time. With respect to these service providers, we have significantly less control over the systems and processes than if we were to maintain and operate those systems and processes ourselves. In some cases, functions necessary to our business are performed on proprietary third-party systems and software to which we have no access. We also generally do not have long-term contracts with these service providers. Moreover, we rely on a limited number of third-party electronic payment services providers and, in some instances, do not have a backup provider in place for a specific service. Accordingly, the failure of these service providers to renew their contracts with us or to fulfill their contractual obligations and perform satisfactorily could result in significant disruptions to our operations and adversely affect our operating results.

We are and will continue to be subject to risks arising from or related to the settlement of payment transactions, including with respect to prefunding and chargeback requests as well as human or processing errors. Users are ultimately responsible for fulfilling their obligations to fund transactions; however, in instances where there are returns or chargebacks, we attempt to collect these funds from our customers. If we are unable to collect such amounts from our customers, we bear the risk of loss for the amount of the return or chargeback. While we have not experienced material losses resulting from payment returns or chargebacks in the past, there can be no assurance that we will not experience significant losses in the future. Any increase in returns or chargebacks that we are not able to recover from our customers may adversely affect our financial condition and results of operations. In addition, if transactions or settlement reconciliations are not performed timely or are inaccurate due to human or processing errors, we could experience significant financial loss that could have an adverse effect on our business and operating results.

Our electronic payment services business also exposes us to risk in connection with theft, fraud and other malicious activity by our employees, our third-party service providers’ employees, or third-parties who improperly gain access to our systems or our customers’ systems. In the event of such activity, we may incur liability to compensate our customers, our customers’ stakeholders, or third-party electronic payment service providers for losses incurred. While we take reasonable measures to secure our systems and payments infrastructure, it is not possible to entirely eliminate the risk of intentional wrongdoing. In the past, third-party bad actors have gained improper access to our systems and our customers’ systems and we experienced financial loss as a result. If third-party bad actors again gain access to our systems or our customers’ systems, or our employees or third-party service providers’ employees misuse our payment systems for malicious purposes, we could experience material financial loss that may affect our operating results.

If we are unable to deliver effective customer service, it could harm our relationships with our existing customers and adversely affect our ability to attract new customers and our operating results.

Our business depends, in part, on our ability to satisfy our customers by providing onboarding services and ongoing customer service. Once our solutions are deployed, our customers depend on our customer service organization to resolve technical issues relating to their use of our solutions. Increased demand for our support services may increase our costs without corresponding revenue, which could adversely affect our operating results. Further, our sales process is highly dependent on the ease of use of our solutions, our reputation and positive recommendations from our existing customers. Any failure to maintain high-quality and responsive customer service, or a market perception that we do not maintain high-quality and responsive customer service, could harm our reputation, cause us to lose customers and adversely impact our ability to sell our solutions to prospective customers.

We track certain operational metrics, which are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and adversely affect our stock price, business, results of operations, and financial condition.

We track certain operational metrics, including metrics such as Monthly Unique Users (“MUUs”), which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools are subject to a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used. For example, the number of MUUs on our platform is based on activity associated with a unique device identifier during a certain time period. Certain individuals may have more than one device and therefore may be counted more than once in our count of Monthly Unique Users. Limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, if investors do not perceive these metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, our stock price could decline, we may be subject to stockholder litigation, and our business, financial results and results of operations could be adversely affected.

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

In November 2023, we acquired Groundbreaker, rebranded as Janover Connect in 2024, which is a specialized software as a SaaS platform designed to simplify capital fundraising and investment administration in the commercial real estate industry. By offering an intuitive portal at www.groundbreaker.co, it enables real estate professionals to efficiently manage equity capital, investor relations, and document sharing, fostering a seamless and professional investment experience. The platform also facilitates secure financial transactions and offers robust customer relationship management tools, aiming to enhance transparency and engagement between property developers and investors.

In fiscal 2025 we will look into expanding our core-product suite while transitioning to recurring SaaS subscriptions and through M&A opportunities that have similar characteristics to our Groundbreaker acquisition.  These characteristics include but are not limited to: predictable recurring revenue, high gross margins, cash flow or approaching cash flow positive, and a product line that will fit into our commercial real estate funnel and ecosystem.  These M&A candidates will complement our core business by upselling and cross selling both new and existing products.  There are no guarantees that we will be successful in identifying or even closing another acquisition opportunity in the future.

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

We may in the future acquire or invest in businesses, offerings, technologies, or talent that we believe could complement or expand our existing product offerings, enhance our technical capabilities, or otherwise offer growth opportunities. The pursuit of future potential acquisitions and investments may divert the attention of management and cause us to incur significant expenses related to identifying, investigating, and pursuing suitable acquisitions and investments, whether or not they are consummated. Furthermore, even if we successfully acquire or invest in additional businesses or technologies, we may not achieve the anticipated benefits or synergies due to a number of factors, including, without limitation:

●	unanticipated costs or liabilities associated with the acquisition, including claims related to the acquired company, its product offerings, or technology;

●	the incurrence of acquisition-related or investment-related expenses, which would be recognized as a current period expense;

●	inability to generate sufficient revenue to offset acquisition or investment costs;

●	inability to maintain relationships with customers and partners of the acquired business;

●	challenges maintaining quality and security standards consistent with our brand;

●	inability to identify security vulnerabilities in acquired technology;

●	inability to achieve anticipated synergies or unanticipated difficulty with integration into our corporate culture;

●	the need to integrate or implement additional controls, procedures, and policies;

●	challenges caused by distance and cultural differences;

●	harm to our existing business relationships with business partners as a result of the acquisition or investment;

●	potential loss of key employees;

●	use of resources that are needed in other parts of our business and diversion of management and employee resources;

●	unanticipated complexity in accounting requirements;

●	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition; and

●	disputes that may arise out of earn-outs, escrows, and other arrangements related to an acquisition of a company.

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

We are subject to concentration risk.

During the year ended December 31, 2024, three lenders accounted for 36% of the Company’s revenues. During the year ended December 31, 2023, two lenders accounted for 39% of the Company’s revenues. The Company may be negatively affected by the loss of one of these lenders.

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

We continue to control a majority of the voting power of our outstanding voting stock, and as a result, we can be a “controlled company” within the meaning of the corporate governance standards. Under Nasdaq rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a controlled company and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	a majority of the board of directors consists of independent directors,

●	the nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities,

●	the compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and

●	there be an annual performance evaluation of the nominating and corporate governance and compensation committees.

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

If we are unable to ensure that our solutions keep pace with other technology, our solutions may become less competitive, and our operating results may be harmed.

To remain competitive, we must continue to develop new product offerings, applications, features, and enhancements to our products. Maintaining adequate resources to meet the demands of our customers and the market is essential. If we are unable to develop our products and services, including through the development of emerging technologies, such as AI, we may miss market opportunities, and our products may become less attractive to users. Our competitors may have or expend a greater amount of resources to improve technology, and our failure to maintain adequate development programs or compete effectively could materially and adversely affect our business.

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

Nevertheless, we could still be subject to risks in the following areas, among others:

●	losses that might be beyond the limits, or outside the scope, of coverage of our insurance and that may limit or prevent indemnification under our insurance policies,

●	inability to maintain adequate insurance coverage on commercially reasonable terms in the future,

●	certain categories of risks are currently not insurable at a reasonable cost, and

●	no assurance of the financial ability of the insurance companies to meet their claim payment obligations.

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

We are dependent on internet search engines, primarily Google, to direct traffic to our platform, including our website. Search engines, such as Google, may modify their search algorithms and policies or enforce those policies in ways that are detrimental to us, and without prior notice to us. If that occurs, we may experience significant declines in the organic search ranking of our search results, leading to a decrease in traffic to our platform.  We have experienced declines in traffic and user growth as a result of these changes in the past and anticipate fluctuations as a result of such actions in the future.  Our organic website traffic decreased by 10% in 2024 compared to 2023, while we achieved approximately 93 million organic impressions on google over the last 12 months. With our transition to subscription revenue we are less dependent on organic website traffic and more dependent on paid search.

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

Our trademarks, copyrights, and other intellectual property could be unenforceable or ineffective.

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

Most of the jurisdictions in which we operate have established their data privacy and security legal frameworks. Failure to comply with these laws can result in regulatory fines or penalties. The California borrower Privacy Act (“CCPA”) created new data privacy rights for California-resident users that will be expanded when the CPRA, which was approved in November 2020, goes into effect. In addition, Virginia recently passed the borrower Data Protection Act, which will go into effect at the same time as CPRA and many other states are considering enacting privacy laws. These laws, as well as any associated regulations, may increase our operating costs and potential liability (particularly in the event of a data breach), delay or impede the development of new products, and have a material adverse effect on our business, including how we use information about individuals, our financial condition and the results of our operations or prospects.

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

We must comply with regulatory regimes or facilitate compliance with regulatory regimes on behalf of our bank partners that are independently subject to federal and/or state oversight by bank regulators, including those applicable to our referral and marketing services, consumer credit transactions, loan servicing and collection activities and the purchase and sale of whole loans and other related transactions. While these requirements will not immediately change with the incoming presidential administration, this new administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the Consumer Financial Protection Bureau (“CFPB”), the Office of the Comptroller of the Currency (“OCC”) and the FDIC. It is possible that regulators in the presidential administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

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

Blake Janover, the Company’s Chief Executive Officer and Chairman, currently owns 10,000 shares of our Series A Preferred Stock, representing 100% of the outstanding shares of Series A Preferred Stock. Generally, the Series A Preferred Stock votes together with the common stock unless otherwise prohibited by law, and is entitled to 10,000 votes per share. Mr. Janover’s ownership of Series A Preferred Stock as well as his ownership of our common stock will provide him with approximately 99.31% of the voting power of the Company’s outstanding voting securities as of March 27, 2025.  As a result, Mr. Janover will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Janover will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Janover controls the Company at the time of his death, control may be transferred to a person or entity that he designates as his successor. Mr. Janover also serves as the Chairman of the Company’s Board of Directors. As a board member and officer, Mr. Janover owes a fiduciary duty to the Company and must act in good faith in a manner he reasonably believes to be in the best interests of the Company. As a beneficial stockholder, even a controlling beneficial stockholder, Mr. Janover is entitled to vote his shares, and shares over which he has voting control in his interests, which may not always be in the interests of our stockholders generally. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive you of an opportunity to receive a premium for your common stock as part of a sale, and might ultimately affect the trading price of our common stock.

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

The market price and trading volume of our securities may fluctuate significantly. Many factors that are beyond our control may materially adversely affect the market price of your securities, the marketability of your securities and our ability to raise capital through equity financings. These factors include the following:

●	actual or anticipated variations in our periodic operating results,

●	increases in market interest rates that lead investors of our securities to demand a higher investment return,

●	changes in earnings estimates,

●	changes in market valuations of similar companies,

●	actions or announcements by our competitors,

●	adverse market reaction to any increased indebtedness we may incur in the future,

●	additions or departures of key personnel,

●	actions by stockholders, and

●	speculation in the media, online forums, or investment community,

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

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

Our amended and restated certificate of incorporation and our 2021 Equity Incentive Plan authorize us to reserve and allocate shares of our common stock on the terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. In November 2021, the Board of Directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), effective as of November 1, 2021. The 2021 Plan provided for the grant of the following types of stock awards: (i) incentive stock options, (ii) non statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 82,478 shares of common stock issuable upon the grant of awards. Stock options comprise all of the awards granted since the 2021 Plan’s inception.

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 187,500 shares of common stock issuable upon the grant of awards, which includes the 82,478 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of December 31, 2024, there were 71,169 (post reverse stock split on December 30, 2024) shares in aggregate available for grant under both the 2021 and 2023 Plan.

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

One of our fundamental values is to build our business by making decisions based on the best interests of our users, which we believe has been essential to our success in building user trust in our platform and increasing our user growth rate and engagement. We believe this best serves the long-term interests of our company and our stockholders. In the past, we have forgone, and we may in the future continue to forgo, certain expansion or short-term revenue opportunities that we do not believe are in the best interests of our platform and our users, even if such decisions adversely affect our results of operations in the short term. For example, we do not use impression-based advertising on our platform (i.e., where payment is based on digital views or engagement), we publish editorial content on topics that do not generate revenue for us.

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

The success of our entry into new verticals will depend on several factors, including:

●	Implementing in a cost-effective manner product features expected by borrowers and financial services providers;

●	Market acceptance of an intermediary by borrowers and financial services providers;

●	Offerings by current and future competitors;

●	Our ability to attract and retain management and other skilled personnel;

●	Our ability to collect amounts owed to us from our financial services partners;

●	Our ability to develop successful and cost-effective marketing campaigns; and

●	Our ability to timely adjust marketing expenditures to changes in demand for the underlying products and services offered by our financial services partners in these newer verticals.

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

While a key part of our business strategy is to engage users in our existing markets, we also intend to expand our operations into new markets. In doing so, we may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets may place us in unfamiliar competitive environments and involve various risks, including competition, government regulation, the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years or at all. Many factors could negatively affect our ability to grow our user base and engagement, including if:

●	we lose users to new market entrants and/or existing competitors;

●	we do not obtain regulatory approvals necessary for expansion into new verticals, geographies or to launch new product features and tools;

●	we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our platform;

●	our platform experiences disruptions or outages;

●	we suffer reputational harm to our brand including from negative publicity, whether accurate or inaccurate;

●	we fail to expand geographically;

●	we fail to offer new and competitive products, provide effective updates to our existing products or keep pace with technological improvements in our industry;

●	technical or other problems frustrate the user experience;

●	we are unable to address user concerns regarding the content, privacy, and security of our digital platform;

●	we are unable to continue to innovate and improve our platform by generating compelling content and tools;

●	existing or new financial services providers use incentives to directly cross-sell their products, reducing borrower benefits of using multiple providers; or

●	we are unable to successfully launch new verticals.

Our inability to overcome these challenges could impair our ability to engage users and could harm our business, operating results, and financial condition.

All of our revenues are presently generated by sales to customers in the commercial real estate industry, and factors that adversely affect that industry, or our customers within it, could also adversely affect us.

We expect that our commercial real estate industry customers will continue to account for a significant portion or all of our revenue for the foreseeable future. Demand for our solutions and services could be affected by factors that are unique to and adversely affect the commercial real estate industry and our customers within it. If the commercial real estate industry declines, our customers may decide not to renew their subscriptions, or they may cease using our value-added services to reduce costs to remain competitive. Higher interest rates may make it difficult or impossible for our customers to obtain financing and increase their cost of capital, which could negatively impact the demand for our platform and services, increase customer attrition, and impact our operating results. In addition, we could lose commercial real estate customers as a result of acquisitions or consolidations, bankruptcies or other financial difficulties facing our commercial real estate customers, new or enhanced legal or regulatory regimes that negatively impact the real estate industry, and conditions or trends specific to the commercial real estate industry such as the economic factors that impact the market.

Our SaaS business depends on existing customers renewing their subscriptions with us and expanding their use of our Value-Added Services, and a decline in either could adversely affect our operating results.

For us to maintain or increase our revenue and improve our operating results, it is important that our existing customers continue to use our core solutions, as well as continue to use and increase their adoption and utilization of our services. Our customers may not renew their subscriptions with us or continue to expand their adoption and utilization of our services or use our services at all for a variety of reasons, including macroeconomic pressures on the real estate market, competitive displacement, and reputational harm. If our existing customers do not renew their subscriptions and increase their adoption and utilization of our existing or newly developed value-added services, our revenue may increase at a slower rate than we expect and may even decline, which could adversely affect our financial condition and operating results. A reduction in the number of our existing customers, even if offset by an increase in new customers, could reduce our revenue and operating margins.

Our estimates of market opportunity are subject to significant uncertainty.

We determine the level of our investment in various aspects of our business, in part, based on our market opportunity estimates. Market opportunity estimates are subject to significant uncertainty, especially in a volatile economic environment, and are based on assumptions, including our internal analysis and industry experience. Assessing markets for SaaS subscription business solutions in the commercial real estate industry is particularly difficult due to a number of factors, including limited available information and rapid evolution of the industry and markets therein. If we do not accurately estimate our opportunities, we may fail to realize a return on our investment in various aspects of our business, which could lead to a failure to gain market share and negatively impact our long-term growth prospects.

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

If we fail to manage our growth effectively, our costs and operating expenses may increase without corresponding increases in revenue, which would adversely affect our operating results.

We have experienced, and anticipate that we will continue to experience, significant growth in the size, complexity, and diversity of our business. This growth has placed, and we expect that it will continue to place, a significant strain on our administrative, operational, and financial resources. Our future success depends, in part, on our ability to manage this growth effectively. For example, to grow our customer base and facilitate the continuous launch and refinement of our products and services we invest significantly in our sales, marketing, and product development organizations as well as software and systems to support the efficient operation of such organizations. There is no guarantee that these or similar investments to support our growth will be successful. If we are unable to manage our growth successfully and efficiently, it could result in increased costs and operating expenses without corresponding increases in revenue, which would adversely affect our operating results.

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

Not applicable.

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

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. IT leadership reports to our CEO and CFO to manage the risk assessment and mitigation process. We monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. We promote a company-wide culture of cybersecurity risk management. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024.

Governance

Our board of directors is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. Our executive management will update the Audit Committee on cybersecurity risks on a periodic basis, with a minimum frequency of once per year

ITEM 2. PROPERTIES

We do not own any real property. Our executive offices are located at 6401 Congress Avenue, Suite 250, Boca Raton, Florida, 33487. We lease our office space from a third party under a lease agreement that commenced on April 1, 2022, and expires on March 31, 2026, with a monthly base rent averaging approximately $4,700.

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

Holders

As of March 27, 2025, there were 2,740 holders of record of our common stock.

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

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Janover is an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders.  These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.

We currently serve hundreds of thousands of web users annually, including multifamily and commercial property owners and developers applying for billions of dollars of debt financing per year, professional service providers, and thousands of multifamily and commercial property lenders including more than 10% of the banks in America, credit unions, REITs, debt funds, Fannie Mae® and Freddie Mac® multifamily lenders, FHA multifamily lenders, commercial mortgage-backed securities (“CMBS”) lenders, Small Business Administration (“SBA”) lenders, and more.

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

We currently have two different customer segments: lenders and borrowers. Borrowers include (but are not limited to) owners, operators, and developers of commercial real estate including multifamily properties and most recently, a growing segment of small business owners (which we believe represents a significant growth opportunity). Lenders include banks, credit unions, REITs, Fannie Mae® and Freddie Mac® multifamily lenders, FHA® multifamily lenders, debt funds, CMBS lenders and SBA lenders.

Our business model includes earning a transaction fee, or platform fee, each time a loan closes with a lender through our platform. We are either paid a share of the revenue from the transaction by the lender and/or receive some fixed sum in an amount we negotiate from the borrower. We are generally paid by the lender or the borrower and are paid by both sometimes. Our average fee earned per transaction is approximately 1% of the loan amount generally earned at the time of closing. We do not make loans or share risk with the lenders, with whom we conduct business with.

The Company derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Our data and software offerings are generally offered on a subscription basis as software as a service (“SaaS”). Janover provides data, transparency, and tools, generally as annual software subscriptions, to help stakeholders navigate the most complex components of the multifamily and commercial property lifecycles – debt (Janover Pro, Janover Capital Markets), insurance (Janover Insurance), equity (Janover Connect, Janover Engage), and technology (Janover AI).

●	Janover Pro, which was launched in 2024, is our flagship offering and the leading online SaaS marketplace for multifamily and commercial real estate loans providing an online matchmaking service where borrowers or brokers can shop their loans, and lenders can provide financing and find more new opportunities. Our customer pays for subscriptions which are generally on annual contracts, and we generate revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Connect, formerly known as Groundbreaker and was acquired in 2023, is a SaaS platform to help real estate owners, operators, and developers raise capital and manage their investors. The platform streamlines the capital raising process by providing a professional investor portal where potential investors can analyze opportunities, sign documents, make investments, and track their investment portfolios. This real estate syndication software and investor portal primarily derives its revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Insurance was launched in 2024. This Insurtech subsidiary derives revenue from subscriptions pertaining to annual insurance premium commissions received, which are recognized at the start of the annual term, when the insurance coverage is bound.

●	Janover Engage, which is our equity marketplace, was launched in 2024. Janover Engage is a SaaS platform designed to connect real estate owners, operators, and sponsors raising capital using Reg D 506(c) with potential accredited investors. Janover Engage provides general partners (“GPs”) tools to market their offering and a platform on which to showcase it, making it easier for them to raise capital, build their pipeline, and focus on their next deal. Revenue is derived from the SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover AI, which was also launched in 2024, represents the next frontier in leveraging technology to optimize the real estate lifecycle. We have developed a generative AI SaaS platform that is trained on and programmed to understand the nuances of multifamily and commercial property capital markets, from debt, to equity, to operations. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.

In fiscal 2025, we will continue to focus on transitioning from transactional platform fee revenue to the more predictable and profitable recurring subscription revenue. At December 31, 2024 our annual recurring revenue run-rate reached approximately $812,000, compared to approximately $276,000 in the prior year, an increase of 194%. As of December 31, 2024 and 2023, there was approximately $341,000 and $83,000 in deferred revenue, respectively, the majority of which is pertaining to these SaaS fees received in advance. The revenue will be recognized over the remaining term of the SaaS agreements in fiscal 2025 and beyond.

Strategy

In 2025, we will continue to better connect the commercial real estate industry by building tools that reduce frictions in transactions and that provide broader access to better data than entrenched incumbents. Our priorities are as follows:

4.	Scale annual recurring revenue (“ARR”) - We plan to build our sales and outbound marketing capabilities to increasingly focus on selling profitable subscription services on annual and multi-year contracts. Making revenue more predictable and aligning our incentives with those of our customers.

5.	Expand net revenue retention (“NRR”) - The most important thing to do is to listen to the customer and to solve their problems. By focusing on NRR as a core metric, it forces us to concentrate on our customers needs and offer additional products. We can measure attrition and expansion revenue with NRR which will gauge the level of our success.

6.	Expand average contract values (“ACV”) - We have the opportunity to expand ACVs and average deal size by focusing on where we are able to drive the most value and create even more value. By focusing on creating more value per touch, we naturally will expand ARR and NRR.

All of this will be done by continuing to:

1.	Hire high-performing and aligned personnel to help us execute our strategy.

2.	Invest in our platform and technology.

3.	Cultivate a culture of creativity, hard work, innovation, curiosity, and community.

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

Fiscal uncertainty, significant changes and volatility in the financial markets and business environment, and similar significant changes in the global, political, security and competitive landscape, make it increasingly difficult for us to predict our revenue and earnings into the future. As a result, any revenue or earnings projections or economic outlook which we may give may be materially affected by such events.  Fiscal 2024 was one of the most challenging years for the commercial real estate industry.

Seasonality

Traditionally, the commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters.  However, during fiscal 2024 the commercial real estate market was less seasonal due to the significant macroeconomic pressures in the commercial real estate market.

Recent Developments

ATM Offering

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as supplemented by a prospectus supplement. As of December 31, 2024, there has been no activity to report with the Form S-3 Registration Statement and ATM Sales Agreement. As of the date of this filing the Company issued approximately 13,000 shares of its common stock, raising approximately $70,000, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. We intend to continue to utilize the Form S-3 Registration Statement and ATM Sales Agreement for the raising of future capital in fiscal 2025.

Reverse Stock Split

On December 30, 2024 the Company effected a 1-for-8 reverse stock split of its outstanding common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

Nasdaq Compliance Notice Dated January 15, 2025

On January 15, 2025, the Company received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that the Company has regained compliance with the minimum closing bid price requirement under Nasdaq Listing Rule 5550(a)(2). As previously disclosed, on July 16, 2024, the Company was notified by Nasdaq that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) because its common stock failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days. To regain compliance, the Company was required to maintain a minimum closing bid price of $1.00 per share for at least 10 consecutive trading days. This requirement was met on January 13, 2025.

Results of Operations

Year Ended December 31, 2024, Compared to the Year Ended December 31, 2023

The following table provides certain selected financial information for the periods presented:

	Year Ended
	December 31,
	2024	2023	Change	Change %
Revenues	$2,099,660	$2,003,155	$96,505	5%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	31,897	-	31,897	-%
Sales and marketing	1,496,640	1,975,219	(478,579)	-24%
Research and development	654,803	792,131	(137,328)	-17%
General and administrative	2,612,603	2,639,785	(27,182)	-1%
Depreciation and amortization	223,982	912	223,070	-%
Impairment expense	83,219	-	83,219	-%
Total operating expenses	5,103,144	5,408,047	(304,903)	-6%
Loss from operations	(3,003,484)	(3,404,892)	401,408	-12%
Other income (expense):
Other income	276,700	31,098	245,602	790%
Total other income (expense)	276,700	31,098	245,602	790%
Net loss	$(2,726,784)	$(3,373,794)	$647,010	-19%
Weighted average common shares outstanding - basic and diluted	1,395,040	1,056,447

Net loss per common share - basic and diluted	$(1.95)	$(3.19)

Revenues

Revenue for the year ended December 31, 2024 was approximately $2.1 million, as compared to approximately $2.0 million for the year ended December 31, 2023, an increase of approximately $97,000, or 5%. The increase in revenue for the year was due primarily to an increase in subscription revenue, related to our SaaS software business, offset by a reduction in platform revenue, related to our legacy debt business. In 2024, the Company started to market, its lender marketplace (“Janover Pro”), its equity marketplace (“Janover Engage”), and its artificial intelligence technology (“Janover AI”) as a software as a service. Subscription Revenue also includes revenue from Janover Connect, formerly known as Groundbreaker, our real estate syndication software and investor portal and from our Insurtech subsidiary. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement. Subscription revenue was approximately $480,000 for the year ended December 31, 2024 compared to approximately $32,000 for the same period in the prior year. For the year ended December 31, 2024 approximately 23% of our total revenue was recurring revenue, compared to less than 1%, as there was only a minimal amount of recurring revenue in fiscal 2023. For the year ended December 31, 2024 there were 115 transactions that closed on our marketplace, compared to 179 during the year ended December 31, 2023, representing a 36% decrease in transaction volume. The average revenue per transaction was $12,765 in the year ended December 31, 2023, compared to $10,866 for the year ended December 31, 2023 representing a 17% increase in revenue per transaction. This increase in average revenue per transaction was the result of a change in the average loan size during year ended December 31, 2024 compared to the prior year. Our average revenue per transaction closed will vary from period to period, depending on the size of the underlying loan transactions in any given period. We will focus our efforts on revenue growth, with an emphasis on our most profitable cohorts of customers. We will target increasing both our number of transactions closed and our revenue per transaction. During fiscal 2025, we will continue to focus on larger loan opportunities, which should increase our average loan size. In fiscal 2025, we will continue to focus on transitioning from transactional platform fee debt revenue to the more predictable and profitable recurring SaaS subscription revenue. At December 31, 2024 our annual recurring revenue (“ARR”) reached approximately $812,000, compared to approximately $276,000 in the prior year, an increase of 194%. The recurring revenue in the prior year represented our acquisition of Groundbreaker, which was rebranded as Janover Connect, in November 2023. ARR increased sequentially by approximately 69%, which was approximately $480,000 for the nine months ended September 30, 2024. ARR represents an annualization of our recurring revenue, which assumes a full year of revenue.

Operating Expenses

Cost of Revenues

Cost of revenue for the year ended December 31, 2024, was approximately $32,000 as compared to $0 for the year ended December 31, 2023. The entire cost of revenue balance consists of software and hosting costs related to our subscription revenue. Cost of revenue represents approximately 2% of total revenue for the year ended December 31, 2024.

Our operating expenses by category for the year ended December 31, 2024, and 2023 is as follows:

	Year Ended
	December 31,
	2024	2023	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$1,266,209	$1,245,681	$20,528	2%
Advertising & marketing	125,000	123,985	1,015	1%
Stock based compensation	10,888	509,473	(498,585)	-98%
Other	94,543	96,080	(1,537)	-2%
Total sales and marketing expenses	$1,496,640	$1,975,219	$(478,579)	-24%

Research and Development Expenses:
Compensation and benefits	$563,481	534,381	$29,100	5%
Stock based compensation	11,476	209,747	(198,271)	-95%
Software license fees	79,846	48,003	31,843	66%
Total research and development expenses	$654,803	$792,131	$(137,328)	-17%

General and Administrative Expenses:
Compensation and benefits	$1,142,664	949,302	$193,362	20%
Stock based compensation	273,124	766,225	(493,101)	-64%
Professional fees and insurance	954,986	627,957	327,029	52%
Office related expenses	30,608	62,882	(32,274)	-51%
Information technology support	27,021	22,561	4,460	20%
Other	184,200	210,858	(26,658)	-13%
Total general and administrative expenses	$2,612,603	$2,639,785	$(27,182)	-1%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the year ended December 31, 2024 were approximately $1.5 million, compared to approximately $2.0 million for the year ended December 31, 2023, a decrease of approximately $479,000, or 24%. The majority of the decrease for the year can be attributed to a decrease in stock-based compensation. Stock-based compensation for the year ended December 31, 2024 was approximately $11,000, compared to approximately $509,000 for the year ended December 31, 2023, a decrease of approximately $499,000 which was primarily related to the issuance of common stock for IPO services, the cancellation of employee stock options and the issuance of common stock in connection with the IPO in fiscal 2023. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize and increase our advertising and marketing expenses to help drive subscription revenue, while lowering our customer acquisition costs, to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs with a minimal amount of software license fees to support the development of our platform. Research and development expenses for the year ended December 31, 2024 were approximately $655,000, compared to approximately $792,000 for the year ended December 31, 2023, a decrease of approximately $137,000, or 17%. The majority of the decrease for the year can be attributed to a decrease in stock-based compensation. Stock-based compensation for the year ended December 31, 2024 was approximately $11,000, compared to approximately $210,000 for the year ended December 31, 2023, a decrease of approximately $199,000 which was primarily related to the issuance of common stock for IPO services, the cancellation of employee stock options and the issuance of common stock in connection with the IPO in fiscal 2023. We will continue to focus on developing our platform and our AI for the benefit of driving customer value on our marketplace, which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for both the year ended December 31, 2024 and 2023 were approximately $2.6 million. During the year ended December 31, 2024 there was a large decrease in stock-based compensation expense which was primarily related to the issuance of common stock for IPO services, the cancellation of employee stock options and the issuance of common stock in connection with the IPO in fiscal 2023. Offsetting this decrease were increased costs associated with being a public company, which included professional fees and director and officer insurance, compared to the year ended December 31, 2023.

Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $224,000 for the year ended December 31, 2024, compared to approximately $1,000 for the year ended December 31, 2023. Amortization expense, which makes up the majority of the balance, relates to Groundbreaker’s developed technology, which is being amortized over a three-year period. Depreciation expense relates to the company’s fixed assets, which comprises of computer equipment and furniture.

Impairment expense

Impairment expense was approximately $83,000 for the year ended December 31, 2024, compared to $0 for the year ended December 31, 2023. During the fourth quarter of 2024, the Company recognized an impairment pertaining to Groundbreaker’s brand name intangible asset. Groundbreaker’s brand name was rebranded as Janover Connect, and therefore management determined to fully impair the Groundbreaker brand name.

Other income (expense)

Other income for the year ended December 31, 2024 was approximately $277,000 compared to other income of approximately $31,000 for the year ended December 31, 2023, an increase to other income of approximately $246,000. The majority of the other income balance for the year ended December 31, 2024, represented approximately $156,000 of interest income earned during the period and approximately $114,000 of other income which represented a change in the fair value of marketable securities at December 31, 2024.  The majority of the other income balance for the year ended December 31, 2023, represented interest income earned during the period. Offsetting other income during the year ended December 31, 2023 was an expense which represented a change in the fair value of future equity obligations. The change in fair value was primarily related to changes in the underlying assumptions for the valuation of future equity obligations, which were capitalized on our balance sheet in connection with our IPO, which took place in July 2023.

Net loss

Net loss for the year ended December 31, 2024, was approximately $2.7 million as compared to approximately $3.4 million for the year ended December 31, 2023, a decrease of approximately $647,000, or 19%. The reduction to our net loss was primarily due to significant cost cutting across the organization and one-time IPO related expenses and stock issuances for services in the prior year.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of December 31, 2024 and 2023, we had approximately $2.5 million and approximately $5.1 million of cash and cash equivalents, respectively. As of December 31, 2024, we had an accumulated deficit of approximately $9.4 million which included incurred net losses of approximately $2.7 million and $3.4 million during the year ended December 31, 2024 and 2023, respectively.  We had cash used in operations of approximately $2.4 million during the year ended December 31, 2024, compared to cash used in operations of approximately $1.6 million for the same period for the prior year.

Our business plan is focused on rapid growth, as we transition away from transactional platform fee revenue and move more toward the more predictable subscription recurring revenue, to achieve significant market penetration over the shortest possible time horizon. As such, we intend to continue to invest in research and development, sales and marketing, and general and administrative expenses to drive that growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended
	December 31,
	2024	2023	Change
Net cash used in operating activities	$(2,418,284)	$(1,567,562)	$(850,722)
Net cash used in investing activities	$(22,309)	$(89,049)	$66,740
Net cash (used in) provided by financing activities	$(117,539)	$5,751,095	$(5,868,634)

Cash from operating activities

For the year ended December 31, 2024, cash used in operating activities was approximately $2.4 million compared to approximately $1.6 million for the year ended December 31, 2023. The increase in cash used in operating activities was the result of funding changes in our working capital balances, primarily accounts receivable, prepaid expenses, accounts payable and accrued expenses, as well as our increased loss from operations in fiscal 2023. The increase in cash used in operating activities was minimized due to the approximately $1.2 million decrease in stock-based compensation, which is a non-cash expense.

Cash from investing activities

For the year ended December 31, 2024 cash from investing activities were approximately $22,000 compared to approximately $89,000 for the year ended December 31, 2023. The decrease in cash used in investing activities was related to the acquisition of Groundbreaker in November 2023 and a reduction in the purchase of property and equipment in the year ended December 31, 2024.

Cash from financing activities

For the year ended December 31, 2024, cash used in financing activities were approximately $118,000 compared to approximately $5.8 million in cash provided for the year ended December 31, 2023. The decrease from 2023 was the result of approximately $1.0 million of gross proceeds from the sale of Series B preferred stock in April 2023 and the initial public offering in July 2023 for approximately $5.0 million, net proceeds. With the approximately $5.8 million of net proceeds raised in fiscal 2023, management believes its current capital is sufficient to sustain the Company’s operating expenses for at least one year. The company expects to utilize its current Form S-3 Registration Statement and ATM Sales Agreement to raise additional proceeds in fiscal 2025, which is limited to approximately $1.5 million. There is no guarantee that we will be successful raising the maximum proceeds from this capital raise. We expect to continue to generate operating losses for the foreseeable future as we focus on revenue growth, however we expect these operating losses to decline as we continue to grow our subscription software revenue.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting standards in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of assets acquired, and liabilities assumed pursuant to business combinations, including contingent consideration, and stock-based compensation. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between the customer payment and the transfer of good or derives is expected to be one year or less.

The Company derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

Subscription revenue is derived from the following:

●	Janover Pro, which was launched in 2024, is our online SaaS marketplace for multifamily and commercial real estate loans providing an online matchmaking service where borrowers or brokers can shop their loans, and lenders can provide financing and find more opportunities. Our customer pays for subscriptions which are generally on annual contracts, and we generate revenue from software as a service (“SaaS”) subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Connect, formerly known as Groundbreaker and was acquired in 2023, is a SaaS platform to help real estate owners, operators, and developers raise capital and manage their investors. The platform streamlines the capital raising process by providing a professional investor portal where potential investors can analyze opportunities, sign documents, make investments, and track their investment portfolios. This real estate syndication software and investor portal, which primarily derives its revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Insurance was launched in 2024. This Insurtech subsidiary derives revenue from subscriptions pertaining to annual insurance premium commissions received, which are recognized at the start of the annual term, when the insurance coverage is bound.

●	Janover Engage, which is our equity marketplace, was launched in 2024. Janover Engage is a SaaS platform designed to connect real estate owners, operators, and sponsors raising capital using Reg D 506(c) with potential accredited investors. Janover Engage provides general partners (“GPs”) tools to market their offering and a platform on which to showcase it, making it easier for them to raise capital, build their pipeline, and focus on their next deal. Revenue is derived from the SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover AI, which was also launched in 2024, represents the next frontier in leveraging technology to optimize the real estate lifecycle. We have developed a generative AI platform that is trained on and programmed to understand the nuances of multifamily and commercial property capital markets, from debt, to equity, to operations. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.

During fiscal 2025, we will continue to focus on larger loan opportunities, which should increase our average loan size. In fiscal 2025, we will continue to focus on transitioning from transactional platform fee revenue to the more predictable and profitable recurring SaaS subscription revenue. At December 31, 2024 our annual recurring revenue (“ARR”) run-rate reached approximately $812,000, compared to approximately $276,000 in the prior year, an increase of 194%. As of December 31, 2024 and 2023, there was approximately $341,000 and $83,000 in deferred revenue, respectively, the majority of which is pertaining to these SaaS fees received in advance. The revenue will be recognized over the remaining term of the SaaS agreement in fiscal 2025 and beyond.

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

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. As of December 31, 2024 the Company determined that there was an impairment to the indefinite-lived Groundbreaker brand of approximately $83,000 during the fourth quarter of fiscal 2024, The company amortized an additional amount of $83,000, which was Groundbreaker’s brand name intangible asset. It was determined by the Company that the Groundbreaker brand name was less valuable and was deemed impaired. Due to this impairment the Company changed the Groundbreaker brand name to Janover Connect and is no longer marketing the Groundbreaker brand name. There was no impairment as of December 31, 2023.

Stock-Based Compensation

We record stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employee’s required service period, which is generally the vesting period.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JANOVER INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Janover Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Janover Inc., (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

We have served as the Company’s auditor since 2020
Newport Beach, California
March 27, 2025

JANOVER INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,517,477	$5,075,609
Accounts receivable	195,398	86,138
Prepaid expenses	108,678	130,430
Marketable securities	339,885	-
Deferred offering costs	113,528	-
Total current assets	3,274,966	5,292,177
Accounts receivable, non-current	41,534	-
Property and equipment, net	40,787	28,137
Intangible assets, net	378,414	675,957
Goodwill	606,666	606,666
Other assets	20,446	18,107
Right of use asset	12,962	62,781
Total assets	$4,375,775	$6,683,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$339,638	$539,136
Deferred revenue	239,316	83,228
Right of use liability, current portion	13,933	52,731
Total current liabilities	592,887	675,095
Contingent consideration	178,819	178,819
Deferred revenue, non-current	102,138	-
Right of use of liability	-	13,933
Total liabilities	873,844	867,847

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of both December 31, 2024 and 2023	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of both December 31, 2024 and 2023	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 1,415,639 and 1,380,873 shares issued and outstanding as of December 31, 2024 and 2023, respectively	14	14
Additional paid-in capital	12,872,176	12,459,439
Accumulated deficit	(9,370,259)	(6,643,475)
Total stockholders’ equity	3,501,931	5,815,978
Total liabilities and stockholders’ equity	$4,375,775	$6,683,825

See the accompanying notes to the consolidated financial statements.

JANOVER INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2024	2023
Revenues	$2,099,660	$2,003,155

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	31,897	-
Sales and marketing	1,496,640	1,975,219
Research and development	654,803	792,131
General and administrative	2,612,603	2,639,785
Depreciation and amortization	223,982	912
Impairment expense	83,219	-
Total operating expenses	5,103,144	5,408,047
Loss from operations	(3,003,484)	(3,404,892)

Other income (expense):
Change in fair value of future equity obligations	-	(119,826)
Change in fair value of marketable securities	114,385	-
Interest income	156,020	140,720
Other income	6,295	10,204
Total other income (expense)	276,700	31,098
Net loss	$(2,726,784)	$(3,373,794)

Weighted average common shares outstanding - basic and diluted	1,395,040	1,056,447
Net loss per common share - basic and diluted	$(1.95)	$(3.19)

See the accompanying notes to the consolidated financial statements.

JANOVER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2022	10,000	$-	-	$-	883,001	$9	$3,795,050	$(3,269,681)	$525,378
Issuance of preferred stock	-	-	1,000	-	-	-	1,000,000	-	1,000,000
Issuance of common stock pursuant to IPO	-	-	-	-	176,563	2	5,649,998	-	5,650,000
Offering costs	-	-	-	-	-	-	(1,076,126)	-	(1,076,126)
Conversion of future equity obligations into common stock in connection with IPO	-	-	-	-	20,733	-	659,408	-	659,408
Conversion of preferred stock into common stock in connection with IPO	-	-	(1,000)	-	62,500	1	(1)	-	-
Issuance of common stock upon IPO for services and offering costs	-	-	-	-	63,782	1	541,063	-	541,064
Exercise of stock options in connection with IPO	-	-	-	-	13,258	-	-	-	-
Cancellation of stock options and issuance of common stock in connection with IPO	-	-	-	-	29,547	-	571,259	-	571,259
Issuance of common stock pursuant to business combination	-	-	-	-	131,489	1	945,664	-	945,665
Stock-based compensation	-	-	-	-	-	-	373,124	-	373,124
Net loss	-	-	-	-	-	-	-	(3,373,794)	(3,373,794)
Balances at December 31, 2023	10,000	-	-	-	1,380,873	14	12,459,439	(6,643,475)	5,815,978
Issuance of common stock pursuant to services performed	-	-	-	-	32,425	-	121,260	-	121,260
Effect of stock split	-	-	-	-	1,432	-	-	-	-
Exercise of stock options	-	-	-	-	2,199	-	1,232	-	1,232
Repurchase of common stock	-	-	-	-	(1,290)	-	(5,243)	-	(5,243)
Stock-based compensation	-	-	-	-	-	-	295,488	-	295,488
Net loss	-	-	-	-	-	-	-	(2,726,784)	(2,726,784)
Balances at December 31, 2024	10,000	$-	-	$-	1,415,639	$14	$12,872,176	$(9,370,259)	$3,501,931

See the accompanying notes to the consolidated financial statements.

JANOVER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,726,784)	$(3,373,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Marketable securities received for revenue	(225,500)	-
Depreciation and amortization	223,982	912
Impairment expense	83,219	-
Stock-based compensation - issuance of common stock upon IPO for services	-	541,064
Stock-based compensation - issuance of common stock upon services performed	117,327
Stock-based compensation	295,488	944,383
Change in fair value of marketable securities	(114,385)	-
Change in fair value of future equity obligations	-	119,826
Changes in operating assets and liabilities:
Accounts receivable	(150,794)	(47,851)
Prepaid expenses	25,686	(116,218)
Other assets	(2,339)	(11,230)
Accounts payable and accrued expenses	(199,498)	379,756
Deferred revenue	258,226	(5,379)
Right of use liability, net	(2,912)	969
Net cash used in operating activities	(2,418,284)	(1,567,562)
Cash flows from investing activities:
Purchases of property and equipment	(19,809)	(29,049)
Cash used pursuant to Groundbreaker acquisition	-	(60,000)
Intangible assets, net	(2,500)	-
Net cash used in investing activities	(22,309)	(89,049)
Cash flows from financing activities:
Issuance of preferred stock	-	1,000,000
Exercise of stock options	1,232	-
Repurchase of common stock	(5,243)	-
Issuance of common stock	-	5,650,000
Deferred offering costs	(113,528)	(898,905)
Net cash (used in) provided by financing activities	(117,539)	5,751,095
Net change in cash	(2,558,132)	4,094,484
Cash and cash equivalents at beginning of year	5,075,609	981,125
Cash and cash equivalents at end of year	$2,517,477	$5,075,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,635	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash activities:
Issuance of common stock for prepaid services	$3,934	$-
Conversion of future equity obligations into common stock in connection with IPO	$-	$659,408
Conversion of preferred stock into common stock in connection with IPO	$-	$1,000,000
Issuance of common stock pursuant to business combination	$-	$945,665
Contingent consideration pursuant to business combination	$-	$178,819

See the accompanying notes to the consolidated financial statements.

JANOVER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Janover Inc. (“Janover” or the “Company”) was originally formed as Janover Ventures, LLC on November 28, 2018, in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. The Company provides a AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions and other value-added services to multifamily and commercial property professionals and connect them with commercial property lenders and brokers. These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.  The Company is headquartered in Boca Raton, Florida.

Reverse Stock Split

On December 30, 2024, the Company effected a 1-for-8 reverse stock split of its outstanding common stock. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

Initial Public Offering

On July 24, 2023, the Company’s registration statement on Form S-1 relating to its initial public offering of its common stock (“the IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). The IPO closed on July 27, 2023, which resulted in the sale of 176,563 shares of common stock at a public offering price of $4.00 per share. The aggregate net proceeds to the Company at the closing of the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $0.4 million and offering expenses (excluding other offering costs incurred in connection with the IPO) of approximately $0.3 million.

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

Janover Insurance

On November 27, 2023, the Company formed a wholly-owned subsidiary, Janover Insurance, a Delaware corporation. With the new subsidiary, the Company aims to transform the landscape of commercial property insurance through the application of generative AI and its unique access to data on the commercial property market. The Company has received licensing in certain states and is pursuing licensure in various additional states.

2.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of approximately $2.7 million and $3.4 million during the years ended December 31, 2024 and 2023, respectively, and had cash used in operations of approximately $2.4 million during the year ended December 31, 2024.

Management’s Plans

As of the issuance date of these consolidated financial statements, the Company expects that its cash and cash equivalents of approximately $2.5 million as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these financial statements are issued.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to current year presentation.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated upon consolidation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of assets acquired, and liabilities assumed pursuant to business combinations, contingent consideration, and stock-based compensation. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2024 and 2023, the Company’s cash and cash equivalents were held at accredited financial institutions.

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

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s accounts receivable, prepaid expenses and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

At December 31, 2024 and 2023, the Company had approximately $2.5 million and $5.1 million in cash and cash equivalents, of which approximately $1.4 million and $3.8 million were invested in money market funds which are classified within Level 1, all respectively. Also, as of December 31, 2024 and 2023, the Company had approximately $340,000 and $0 in marketable securities, respectively, which were valued with a quoted price in an active market. The securities were classified as a Level 1 financial asset.

The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 5) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

See Note 5 and 7 for fair value disclosures of future equity obligations.

Marketable Securities

In August 2024, the Company entered into a contract with a customer whereby the Company received common shares of the customer in exchange for the Company’s services.  The equity securities have a readily determinable fair value as sales prices and bid-and-asked quotations are available in the over-the-counter market and publicly reported.  The fair value of the marketable securities received was approximately $226,000.  The securities are recognized as a Level 1 instrument.

Under Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, equity securities are measured at fair value and any changes in fair value are recorded to earnings.  During the year ended December 31, 2024, the Company recorded a gain on the change in fair value of marketable securities of approximately $114,000, which was included in other income (expense) in the consolidated statement of operations.  As of December 31, 2024, the fair value of the marketable securities was approximately $340,000.

Accounts Receivable

Accounts receivable are derived from services delivered to customers and are stated at their net realizable value. A portion of the accounts receivable balance was classified as non-current due to the long-term nature of certain software subscription agreements. The Company reviews its receivables on a customer-by-customer basis and evaluates whether an allowance for doubtful accounts is necessary based on any known or perceived collection issues. Any balances that are eventually deemed uncollectible are written off after all means of collection have been exhausted and the potential for recovery is considered remote. As of December 31, 2024 and 2023, the Company determined there was no allowance for doubtful accounts necessary.

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

Intangible Assets

Intangible assets represent various domain names the Company purchased. The Company owns the domain names indefinitely. Costs to renew domains are expensed as incurred.  In connection with the Groundbreaker acquisition, the Company identified developed technology and the brand name (see Note 4). During the fourth quarter of fiscal 2024, the company recognized an impairment in the amount of $83,000, which was Groundbreaker’s brand name intangible asset. In the fourth quarter of 2024 the Groundbreaker brand name and related services were changed to Janover Connect. As there are no future cash flows expected from the brand name, it was considered impaired.

The Company amortizes the developed technology intangibles on a straight-line basis over a useful life of three (3) years.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended December 31, 2024, the Company recorded impairment expense of approximately $83,000 (see Note 5).

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

On November 17, 2023, the Company acquired intangible assets of approximately $660,000 and recognized goodwill of approximately $607,000 pursuant to the Groundbreaker acquisition. The acquired goodwill represents the value in excess of the net assets and liabilities acquired at the acquisition date.

As of December 31, 2024 and 2023, the Company determined that no impairment was necessary on the goodwill.

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

Revenue Recognition

The Company accounts for revenue under ASC 606, Revenue from Contracts with Customers. The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

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

The Company derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. The Company’s platform services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

A trade receivable is recorded when an unconditional right to invoice and receive payment exists, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers. Certain performance obligations may require payment before delivery of the service to the customer.

Subscription revenue is derived from the following:

●	Janover Pro, which was launched in 2024, is our online SaaS marketplace for multifamily and commercial real estate loans providing an online matchmaking service where borrowers or brokers can shop their loans, and lenders can provide financing and find more opportunities. Our customer pays for subscriptions which are generally on annual contracts, and we generate revenue from software as a service (“SaaS”) subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Connect, formerly known as Groundbreaker and was acquired in 2023, is a SaaS platform to help real estate owners, operators, and developers raise capital and manage their investors. The platform streamlines the capital raising process by providing a professional investor portal where potential investors can analyze opportunities, sign documents, make investments, and track their investment portfolios. This real estate syndication software and investor portal, which primarily derives its revenue from SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover Insurance was launched in 2024. This Insurtech subsidiary derives revenue from subscriptions pertaining to annual insurance premium commissions received, which are recognized at the start of the annual term, when the insurance coverage is bound.

●	Janover Engage, which is our equity marketplace, was launched in 2024. Janover Engage is a SaaS platform designed to connect real estate owners, operators, and sponsors raising capital using Reg D 506(c) with potential accredited investors. Janover Engage provides general partners (“GPs”) tools to market their offering and a platform on which to showcase it, making it easier for them to raise capital, build their pipeline, and focus on their next deal. Revenue is derived from the SaaS subscription fees, which are recognized over time, throughout the term of the customer contract.

●	Janover AI, which was also launched in 2024, represents the next frontier in leveraging technology to optimize the real estate lifecycle. We have developed a generative AI platform that is trained on and programmed to understand the nuances of multifamily and commercial property capital markets, from debt, to equity, to operations. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement.

As of December 31, 2024 and 2023, there was approximately $341,000 and $83,000 in deferred revenue, respectively, the majority of which is pertaining to these SaaS fees received in advance. However, due to the long-term nature of certain SaaS agreements a portion of the deferred revenue balance was classified as non-current. The revenue will be recognized over the remaining term of the SaaS agreements in fiscal 2025 and beyond.

The disaggregation of revenue is as follows:

	Year Ended
	December 31,
	2024	2023
Platform fees	$1,619,577	$1,971,635
Subscription revenue	480,083	31,520
Total revenues	$2,099,660	$2,003,155

Subscription revenue includes SaaS fees from our Janover Pro, Janover Connect, Janover Engage, and Janover AI software, and annual insurance premium commissions from our Insurtech subsidiary. All SaaS arrangements are not subject to cancellation or refund.

Cost of Revenues

The majority of our cost of revenues consist of direct software and hosting fees associated with Janover Connect SaaS activities.

Advertising and Promotion

Advertising and promotional costs are expensed as incurred. Advertising expenses were approximately $125,000 and $124,000 for the years ended December 31, 2024 and 2023, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were approximately $655,000 and $792,000 for the years ended December 31, 2024 and 2023, respectively.

Concentrations

During the year ended December 31, 2024, three lenders accounted for 36% of the Company’s revenues. During the year ended December 31, 2023, two lenders accounted for 39% of the Company’s revenues. The Company may be negatively affected by the loss of one of these lenders.

Future Equity Obligations

The Company has issued Simple Agreements for Future Equity (“SAFEs”) in exchange for cash financing. These funds were classified as long-term liabilities prior to their conversion into shares of common stock upon the Company’s IPO (see Note 5).

The Company has accounted for its SAFE investments as liability derivatives under the FASB’s ASC section 815-40 and ASC section 815-10. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings, under the guidance prescribed by ASC 825-10.  As of December 31, 2024 and 2023, the Company had no future equity obligations.

Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to stockholders’ equity upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024, the Company had capitalized approximately $114,000 in deferred offering costs.

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

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2024, diluted net loss per share is the same as basic net loss per share. As of December 31, 2024, there were an indeterminable number of shares that were potentially dilutive based on the Company’s outstanding future equity obligations (see Note 7). Other potentially dilutive items outstanding as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Series A Preferred Stock	10,000	10,000
Stock options	63,999	53,464
Restricted stock units	28,086	28,125
Warrants	8,828	8,828
Total potentially dilutive shares	110,913	100,417

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

On November 17, 2023, the Company issued 131,489 shares of common stock pursuant to the Asset Purchase Agreement for a fair value of approximately $946,000, or $7.20 per share. Additionally, the Company paid the Seller $60,000 in cash consideration. Additionally, the Company issued the right to three earnout payments totaling up to $4,000,000 in value combined (the “Earnout Payments”) which may be paid to Seller, subject to and payable in accordance with earnout thresholds specified in the Purchase Agreement. Each of these Earnout Payments may be comprised of cash and/or shares of common stock (the “Earnout Shares”), and will have to be earned during the period between closing and December 31, 2026. The Seller has the option to receive either cash or shares of common stock. The Earnout Shares will be valued at the greater of the closing price at the time of the closing, or the market price at the time of issuance based on the thirty-day volume weighted average price of the Common Stock prior to the date of the issuance in the applicable measurement year. In accordance with the earn out provisions per the Asset Purchase Agreement, the Company determined an initial fair value of approximately $179,000 based on the fair value of the shares at the acquisition date and probabilities of the respective earnout terms (see Note 5).

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

Year Ended December 31, 2023
Revenue	$2,322,855
Net loss	$(3,480,660)
Net loss per common share - basic and diluted	$(3.29)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets :
Marketable securities	$339,885	$-	$-	$339,885
	$339,885	$-	$-	$339,885
Liabilities:
Contingent consideration	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Future equity obligations	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

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

Under ASC 321, equity securities are measured at fair value and any changes in fair value are recorded to earnings. During the year ended December 31, 2024, the Company recorded a gain on the change in fair value of marketable securities of approximately $114,000, which was included in other income (expense) in the consolidated statements of operations. As of December 31, 2024, the fair value of the marketable securities was approximately $340,000.

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

As of December 31, 2022, the Company estimated a 95% probability of a liquidity event pursuant to the Company’s intent of an initial public offering and estimated the potential price per share of the offering. Immediately prior to the IPO, the Company revalued the remaining outstanding SAFEs using a 100% probability of an equity financing and $32.00 as the fair value of the underlying common stock.

The following table presents changes in future equity obligations measured at fair value for the years ended December 31, 2024 and 2023:

Future Equity
Obligations
Balance, December 31, 2022	$539,582
Change in fair value	119,826
Conversion to common stock	(659,408)
Balance, December 31, 2023 and 2024	$-

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

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years.  The Company determined there was no change in fair value as of December 31, 2024 as management does not believe the inputs to the original estimate have materially changed. The Company has also considered the reduction in time along with the increased revenue generated by the Groundbreaker entity.

The following table presents changes in future equity obligations measured at fair value for the years ended December 31, 2024 and 2023:

Contingent
Consideration
Balance, December 31, 2022	$-
Purchase price consideration - Groundbreaker	178,819
Change in fair value	-
Balance, December 31, 2023	178,819
Change in fair value	-
Balance, December 31, 2024	$178,819

6.	LONG-LIVED ASSETS

Property and Equipment

The following is a summary of property and equipment, net:

	December 31,
	2024	2023
Computer and hardware	$37,832	$22,249
Furniture and fixtures	11,026	6,800
Total	48,858	29,049
Less: Accumulated depreciation	(8,071)	(912)
Property and equipment, net	$40,787	$28,137

Depreciation expense was approximately $7,000 and $900 for the years ended December 31, 2024 and 2023, respectively.

Intangible Assets

The following is a summary of intangible assets:

	December 31,
	2024	2023
Finite-Lived
Developed technology	$576,560	$576,560
Customer database	2,500	-
Less: Accumulated amortization	(216,824)	-
Total	362,236	576,560

Indefinite-Lived
Brand name	-	83,219
Domain name	16,178	16,178
Intangible assets	$378,414	$675,957

The Company began amortizing the developed technology and customer base acquired in the Groundbreaker acquisition starting in 2024. During the fourth quarter of 2024, the Company recognized an impairment expense of approximately $83,000 pertaining to Groundbreaker’s brand name intangible asset. Groundbreaker’s brand was changed to Janover Connect, and therefore management determined to fully impair the brand name.

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

Upon the Company’s IPO in July 2023, all remaining outstanding SAFEs were converted into 20,733 shares of common stock. As of December 31, 2024, and 2023, the fair value of SAFEs was $0 for both periods. See Note 5 for fair value disclosures.

8.	STOCKHOLDERS’ EQUITY

Recapitalization and Amended and Restated Certificate of Incorporation

In April 2023, the Company filed with the Secretary of State of Delaware Series B Certificate of Designation, the Company is authorized to issue up to 1,000 shares of Series B Preferred Stock with a stated value of $1,000 per share.

The Company is authorized to issue 110,000,000 shares, consisting of 10,000,000 shares of preferred stock and 100,000,000 shares of common stock, both with a par value of $0.00001 per share.

As of December 31, 2024, there were 100,000 shares designated as Series A preferred stock.

The Company effected a 1-for-8 reverse stock split of its outstanding common stock on December 30, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities.

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

Upon the Company’s IPO in July 2023, all shares of Series B Preferred Stock were converted into 62,500 shares of common stock.

Stock Transactions

2023 Transactions

On April 11, 2023, the Company sold 1,000 shares of Series B Preferred Stock to one accredited investor for an aggregate purchase price of $1,000,000, or value of $1,000 per share.

In the IPO, which closed on July 27, 2023, the Company issued and sold 176,563 shares of common stock at a public offering price of $32.00 per share. The aggregate gross proceeds to the Company from the IPO were approximately $5.6 million. The aggregate net proceeds to the Company from the IPO were approximately $5.0 million after deducting underwriting discounts and commissions of approximately $0.4 million and offering expenses of approximately $0.3 million.

Upon the Company’s IPO in July 2023, all shares of Series B Preferred Stock were converted into 62,500 shares of common stock. Upon the IPO, all outstanding SAFEs were converted into 20,733 shares of common stock. Upon the IPO, an aggregate of 16,908 shares of common stock were issued for services at a fair value of $32 per share. The Company recognized stock-based compensation expense of approximately $541,000 during the year ended December 31, 2023. Upon the IPO, an aggregate of 13,258 shares of common stock were issued pursuant to exercise of stock options for no proceeds.

Upon the IPO, an aggregate of 29,547 shares of common stock to employees and consultants were issued pursuant to the cancellation of stock options issued to such holders. The Company revaluated the cancelled options using the Black-Scholes options model immediately prior to modification and compared to the fair value of the shares issued at $32.00 per share and the remaining expense to be recognized under the original option grant. Accordingly, the incremental difference of approximately $571,000 was recognized as stock-based compensation expense in accordance with ASC 718-20-35 during the year ended December 31, 2023.

On November 17, 2023, the Company issued 131,489 shares of common stock pursuant to the Groundbreaker Acquisition for a fair value of approximately $946,000, or $7.20 per share.

2024 Transactions

In January 2024, a director exercised 2,199 options for shares of common stock for proceeds of approximately $1,000. In July 2024, the Company issued 14,706 shares of common stock in exchange for prepaid marketing services at a value of approximately $90,000.  The marketing services contract is over a six-month period ending January 8, 2025.  In September 2024, the Company issued 8,930 shares of common stock pursuant to accrued professional fees at a value of approximately $31,000. In September 2024, the Company repurchased 1,290 shares of common stock for $5,243. As of December 31, 2024, the Company had approximately $995,000 remaining in its share repurchase plan authorization, which was authorized by the Company’s Board on November 15, 2023.

Janover Inc. 2021 Equity Incentive Plan

In November 2021, the Board of Directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), effective as of November 1, 2021. The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 82,478 shares of common stock issuable upon the grant of awards.

Janover Inc. 2023 Equity Incentive Plan

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 187,500 shares of common stock issuable upon the grant of awards, which includes the 82,478 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of December 31, 2024, there were 71,169 shares available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the years ended December 31, 2024 and 2023 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2022	53,464	$11.20	$665,330
Granted	57,125	17.86	-
Exercised	(13,258)	0.55	-
Forfeited	(2,749)	34.55	-
Cancelled	(29,759)	19.34	-
Outstanding as of December 31, 2023	64,823	18.72	35,246
Granted	20,250	5.57	-
Exercised	(2,199)	0.55	-
Forfeited	(18,875)	8.54	-
Outstanding as of December 31, 2024	63,999	$18.16	$7,550

Exercisable as of December 31, 2024	34,157	$28.22	$-
Exercisable and expected to vest as of December 31, 2024	63,999	$18.16	$7,550

The weighted average duration to expiration for outstanding options at December 31, 2024 was 8.84 years.

The following table presents the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Year Ended
	December 31,
	2024	2023
Risk-free interest rate	3.64% - 4.68%	3.93% - 4.73%
Weighted average expected term (in years)	5.96	5.96
Expected volatility	40.3% - 40.8%	35% - 40.23%
Expected dividend yield	0%	0%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $2.56 and $7.36, respectively. Stock-based compensation expense related to stock options was approximately $214,000 and $343,000 for the years ended December 31, 2024 and 2023, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $78,000 as of December 31, 2024, which will be recognized over a weighted average period of 2.16 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 8,828 warrants to purchase common stock to the underwriters at an exercise price of $35.20, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024 until July 24, 2028.

Restricted Stock Units

In September 2023, the Company granted 28,125 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer (see Note 9). In July 2024 the Company granted 8,750 RSUs to the independent Board of directors in accordance with their Board of Director agreements. The RSUs vest over a period between two and four years. The Company recorded stock-based compensation expense of approximately $82,000 in the statements of operations for the year ended December 31, 2024. Total unrecognized compensation cost related to non-vested restricted common stock amounted to approximately $230,000 as of December 31, 2024, which is expected to be recognized over 2.47 years. As of December 31, 2024, 28,086 RSUs remained unvested.

The following is a summary of RSU activity for the years ended December 31, 2024 and 2023:

		Weighted
		Average Fair
	RSUs	Value

Granted	28,125	10.40
Vested	-	-
Forfeited	-	-
Nonvested as of December 31, 2023	28,125	10.40
Granted	8,750	5.62
Vested	(8,789)	10.40
Forfeited	-	-
Nonvested as of December 31, 2024	28,086	$8.91

Classifications

The following is a summary of stock-based compensation by type for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Sales and marketing	$10,888	$509,473
Research and development	11,476	209,747
General and administrative	273124	766,227
	$295,488	$1,485,447

Total stock-based compensation, including the cancellation of options, common shares issued for services and RSUs by type is as follows:

	Year Ended
	December 31,
	2024	2023
Options	$213,453	$343,037
RSUs	82,035	30,087
Issuance of common stock upon IPO for services and offering costs upon IPO	-	541,064
Cancellation of stock options and issuance of common stock in connection with IPO	-	571,259
	$295,488	$1,485,447

9.	RELATED PARTY TRANSACATIONS

During the years ended December 31, 2024 and 2023, the Company incurred $0 and $128,267, respectively, to an entity owned by the Chief Executive Officer for compensation. During the years ended December 31, 2024 and 2023, the Company paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director, $0 and $11,500, respectively, in consideration for consulting services rendered.  The amounts are included in general and administrative expenses in the statements of operations.

10.	INCOME TAXES

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to capitalization of research and development costs for tax purposes, stock compensation and net operating loss carryforwards. As of December 31, 2024 and 2023, the Company had net deferred tax assets before valuation allowance of approximately $1.7 million and $625,000, respectively.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to cumulative losses through December 31, 2024. Therefore, a valuation allowance of approximately $1.7 million and $625,000 was recorded as of December 31, 2024 and 2023, respectively. Valuation allowance increased by approximately $1,046,000 and $552,000 during 2024 and 2023, respectively. Deferred tax assets were calculated using the Company’s combined effective tax rate, which it estimated to be approximately 25.35%. The effective rate is reduced to 0% due to the full valuation allowance on its net deferred tax assets.

The Company’s ability to utilize net operating loss carryforwards will depend on its ability to generate adequate future taxable income. At December 31, 2024, the Company had net operating loss carryforwards available to offset future taxable income in the amounts of approximately $5.0 million, which can be carried forward indefinitely. Certain changes in ownership can result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. As of December 31, 2024, management has not determined the extent of any such limitations, if any.

The Company has evaluated its income tax positions and has determined that it does not have any uncertain tax positions. The Company will recognize interest and penalties related to any uncertain tax positions through its income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is not presently subject to any income tax audit in any taxing jurisdiction, though all tax years from 2021 on remain open to examination.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

In February 2022, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease commenced on April 1, 2022, and expires on March 1, 2025 with monthly base rent ranging from approximately $4,400 to $4,700. The lease required a deposit of approximately $7,000, which is included in other assets in the balance sheet. Upon lease commencement, the Company recognized a right of use asset and liability of approximately $143,000 using a discount rate of 6.0%.

The following is a summary of future annual minimum lease payments as of December 31, 2024:

Year Ended December 31,
2025	$14,072
Total minimum lease payments	14,072
Less: imputed interest	(139)
Total lease obligations	13,933
Less: Current portion	13,933
Long-term portion of lease obligations	$0

Lease expense was approximately $95,000 and 89,000 for the years ended December 31, 2024 and 2023, respectively.

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

Through the issuance date, the Company has issued 12,825 shares of common stock pursuant to a Form S-3 registration statement for net proceeds of approximately $70,000.

In February 2025, the Company granted an aggregate of 26,450 stock options to purchase common stock to board members. The options have an exercise price of $5.35 per share and vest over a three-year period.

In February 2025, the Company extended its lease agreement, which originally terminated on March 31, 2025, to March 31, 2026.

Management has evaluated subsequent events through March 27, 2025, the date the condensed financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these condensed financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations to the effectiveness of any system of disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been prevented or detected on a timely basis. Even disclosure controls and procedures determined to be effective can only provide reasonable assurance that their objectives are achieved.

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and titles of our directors, executive officers and key personnel:

Executive Officers and Directors

The following table sets forth certain information with respect to our executive officers and directors as of December 31, 2024.

Name	Age	Position
Blake Janover	42	Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer)
Bruce S. Rosenbloom	56	Chief Financial Officer (CFO) (Principal Financial Officer/Principal Accounting Officer)
William Caragol	58	Independent Director
Samuel Haskell	47	Independent Director
Marcelo Lemos	69	Independent Director
Ned L. Siegel	73	Independent Director

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

Mr. Lemos’s early career started in the field of solid propellant rocket engines, and he eventually became President and board member of Dassault Systemes Americas, leading a team of over 1,000 engineers. Mr. Lemos holds a Bachelor of Science in Aeronautical Engineering from Universidad Nacional de la Plata and a Master of Business Administration from California Coast University and has also completed UCLA’s Anderson School of Management Executive Advanced Management Program on International Business. We believe Mr. Lemos to be an excellent candidate because of his extensive experience in building and scaling engineering teams across the Americas. Mr. Lemos’ experience in interfacing with government agencies and operating large technology teams will be invaluable to the Company as we continue to execute on our technology roadmap.

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

Family Relationships

There are no family relationships among any of our officers, and/or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors, or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of William Caragol, Marcelo Lemos and Ned L. Siegel. Mr. Caragol serves as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq”) and SEC rules and financially literate under the Nasdaq. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Caragol is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

●	helping our board of directors oversees our corporate accounting and financial reporting processes,

●	reviewing and discussing with our management the adequacy and effectiveness of our disclosure controls and procedures,

●	assisting with the design and implementation of our risk assessment functions,

●	managing the selection, engagement, qualifications, independence and performance of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements,

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results,

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters,

●	reviewing related person transactions,

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually that describes our internal quality control procedures, any material issues with such procedures and any steps taken to deal with such issues when required by applicable law, and

●	approving or as permitted, pre-approving, audit and permissible non-audit services to be performed by the independent registered public accounting firm.

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

Compensation Committee

The Company has formed a Compensation Committee comprised of three directors: Marcelo Lemos, William Caragol and Ned L. Siegel, with Mr. Lemos serving as the chairman. Our Board has affirmatively determined that each satisfy the “independence” requirements defined under the applicable listing standards of the NASDAQ, including the standards specific to members of a compensation committee and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Compensation Committee assists the Board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee is responsible for, among other things:

●	reviewing and recommending to our board of directors the compensation of our chief executive officer and other executive officers,

●	reviewing and recommending to our board of directors the compensation of our directors,

●	administering our equity incentive plans and other benefit programs,

●	reviewing, adopting, amending, and terminating incentive compensation and equity plans, severance agreements, profit sharing plans, bonus plans, change-of-control protections, and any other compensatory arrangements for our executive officers and other senior management,

●	reviewing and establishing general policies relating to compensation and benefits of our employees, including our overall compensation philosophy, and

●	reviewing and evaluating with the chief executive officer the succession plans for our executive officers.

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

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying and evaluating candidates, including the nomination of incumbent directors for re-election and nominees recommended by stockholders, to serve on our board of directors,

●	considering and making recommendations to our board of directors regarding the composition and chairmanship of the committees of our board of directors,

●	reviewing with our chief executive officer the plans for succession to the offices of our executive officers and making recommendations to our board of directors concerning the selection of appropriate individuals to succeed in these positions,

●	developing and making recommendations to our board of directors regarding corporate governance guidelines and matters, and

●	overseeing periodic evaluations of the board of directors’ performance, including committees of the board of directors.

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

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation, and our amended and restated bylaws, limit our directors’ liability and may indemnify our directors and officers to the fullest extent permitted under the Delaware General Corporation Law, or the DGCL, provided that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for liability for any:

●	transaction from which the director derives an improper personal benefit,

●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,

●	unlawful payment of dividends or redemption of shares, or

●	breach of a director’s duty of loyalty to the corporation or its stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2024, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a).

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

		Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name and principal position	Year	($)	($)	($) (3)	($) (3)	($)	($)	($) (1)	($)
Blake Janover,	2024	$478,654	$20,000	$-	$-	$-	$-	$-	$498,654
CEO President (Principal Executive Officer)	2023	$255,041	$168,750	$-	$-	$-	$-	$128,267	$552,058
Bruce Rosenbloom,	2024	$251,923	$30,000		$-	$-	$-	$-	$281,923
CFO (Principal Chief Financial Officer) (2)	2023	$63,077	$24,000	$292,500	$-	$-	$-	$-	$379,577

(1)	Consists of $0 and 128,267 in management fees paid to Blake Elliot, Inc. an entity wholly owned by Mr. Janover, in 2024 and 2023, respectively.

(2)	On September 7, 2023, Bruce Rosenbloom was appointed Chief Financial Officer of the Company.

(3)	The determination of the value of option awards is based upon the Black-Scholes Option pricing model, details and assumptions of which are set out in Note 8 to the Company’s financial statements.

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

In the event of a termination of Mr. Janover’s employment without Cause, in addition to the Final Compensation, Mr. Janover shall receive:

(1)	continuation of the Base Salary, at the rate in effect as of the date immediately preceding the date of termination, until the earlier of: (x) the Term end date and (y) the first anniversary of the date of termination (provided, however, if the date of termination is after the first anniversary of the Effective Date, the period pursuant to this subsection shall be eighteen (18) months after the date of termination);

(2)	if the date of termination occurs after the end of a calendar year but prior to the date on which a Bonus under the Agreement, the Bonus; and

(3)	payment of a pro-rata portion of the amount of the Bonus for the year in which termination occurs that would have been payable based on actual performance determined under the terms of the Bonus as then in effect for such year.

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

Bruce Rosenbloom Employment Agreement

We entered into an Employment Agreement with Mr. Rosenbloom effective September 7, 2023 (the “Effective Date”), which entitles Mr. Rosenbloom to an annual base salary of (I) $200,000 from the Effective Date through December 31, 2023 (“Initial Term”), (II) $250,000 from January 1, 2024 through December 31, 2024, and (III) $300,000 from January 1, 2025 through the end of the Initial Term, all subject to any applicable revision by the Board of Directors of the Company (the “Board”). Mr. Rosenbloom is also eligible for a target annual discretionary performance bonus of up to 40% of his applicable annual base salary, based on individual and corporate performance goals set by the Board of the Company. Pursuant to the terms of the Employment Agreement, Mr. Rosenbloom was granted, effective as of Mr. Rosenbloom’s first day of employment with the Company (the “Grant Date”), a restricted stock unit award for 28,125 shares of the Company’s common stock pursuant to the terms of a RSU grant notice and form award agreement (the “RSU Award”) under the Company’s equity incentive plan. The RSU Award vests as to 25% of the shares underlying the RSU Award on the first anniversary of the Grant Date and, the remaining shares subject to the RSU Award, shall vest and become exercisable in equal monthly installments on the last day of each full month over the next thirty-six (36) months following the first anniversary of Grant Date, subject to his continued service. If during Mr. Rosenbloom’s employment with the Company, the Company consummates a Change in Control (as defined in the Employment Agreement), then 100% of the unvested portion of the RSU Award shall fully vest immediately at the effectiveness of such Change in Control.

If Mr. Rosenbloom’s employment is terminated (i) by the Company for any reason other than “Cause” (as defined in the Employment Agreement), (ii) for “Good Reason” (as defined in the Employment Agreement) the Company will provide Mr. Rosenbloom with the following benefits and rights: (a) a severance payment in an amount equal to (i) six (6) months of Mr. Rosenbloom’s then-current base salary (if effected after first anniversary of the Effective Date), or (ii) twelve (12) months of Mr. Rosenbloom’s then-current base salary (if effected after second anniversary of the Effective Date), (b) a pro-rata portion of the amount of bonus for the year in which termination occurs, and (c) COBRA coverage for twelve-four (12) months from the termination date, or for six (6) months from the termination date, if such termination is after the first anniversary of the Effective Date. Except for this, at Change in Control or at any time during the following 24 months, if Mr. Rosenbloom is terminated or terminates his employment for any reason other than Cause (as defined in the Employment Agreement) or Disability (as defined in the Employment Agreement), the Company shall pay a severance benefit of (a) two times the sum of Mr. Rosenbloom’s then base salary, and (b) full, non-pro-rated bonus for the year of termination, apart from the immediate vesting of his then 100% of the unvested portion of the RSU Award.

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

Outstanding Equity Awards at Fiscal Year-End

	Option awards				Stock awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units that have not vested	Equity incentive plan awards: Number of shares or units of stock that have not vested (#)	Award expiration date
Blake Janover - CEO (PEO)	-	-	-	$-	-	-	$-	-	-
Bruce Rosenbloom - CFO (PFO)	-	-	-	$-	-	18,163	$88,181	18,163	09/30/2027

Director Compensation

During the years ended December 31, 2024 and 2023, the Company incurred approximately $184,000 and $81,000 in director fees, respectively.

We do not have any compensation arrangements or agreements with any of our directors or director nominees other than the agreements described below.

●	On November 10, 2021, we entered into an Advisory Board Agreement with Marcelo Lemos, a director nominee. Pursuant to the agreement, Mr. Lemos has agreed to serve as an advisor to the board of directors of the Company. In consideration for services rendered, the Company granted Mr. Lemos non-qualified stock options exercisable for 3,666 shares of common stock for $49.10 per share, from the date of grant to the tenth anniversary of such date, provided, however, that upon the termination of the agreement, the options shall terminate 90 days after such termination. In addition to the options, the Company shall reimburse Mr. Lemos for all out-of-pocket expenses reasonably incurred by him on behalf or in connection with the provided services under the agreement, subject to the Company’s prior approval. The agreement may be terminated by either party upon three days’ written notice.

●	On November 10, 2021, the Company granted Marcelo Lemos, a director nominee, non-qualified stock options exercisable for 2,199 shares of common stock for $0.56 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

●	In 2024 and 2023, we paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director nominee, $0 and approximately $12,000, respectively, in consideration for consulting services rendered.

●	On November 10, 2021, we entered into an Advisory Board Agreement with Samuel Haskell, a director nominee. In consideration for services rendered, the Company granted Mr. Haskell a non-qualified stock option for 1,833 shares of common stock for $5.44 per share from the date of grant to the tenth anniversary of such date, provided however, that upon the termination of the agreement, the option shall terminate 90 days after such termination. The remaining terms of Mr. Haskell’s agreement are the same as the terms of the Company agreement with Mr. Lemos described above.

●

On July 24, 2023, the Company granted Marcelo Lemos, an independent director, non-qualified stock options exercisable for 6,250 shares of common stock for $32.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

●

On July 24, 2023, the Company granted Samuel Haskell, an independent director, non-qualified stock options exercisable for 1,250 shares of common stock for $32.00. per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

●

On July 24, 2023, the Company granted Bill Caragol, an independent director, non-qualified stock options exercisable for 12,500 shares of common stock for $32.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

●

On July 24, 2023, the Company granted Ned Siegel, an independent director, non-qualified stock options exercisable for 2,500 shares of common stock for $32.00 per share from the date of grant to the tenth anniversary of such date, in consideration for consulting services rendered.

●

On July 26, 2024, the Company granted Marcelo Lemos, an independent director, 3,125 restricted stock units (“RSU”) in accordance with his Board of Director Agreement. The RSUs will vest over a period of 2 years.

●	On July 26, 2024, the Company granted Bill Caragol, an independent director, 3,125 RSUs in accordance with his Board of Director Agreement. The RSUs will vest over a period of 2 years.

●	On July 26, 2024, the Company granted Sam Haskell, an independent director, 1,250 RSUs in accordance with his Board of Director Agreement. The RSUs will vest over a period of 2 years.

●	On July 26, 2024, the Company granted Ned Siegel, an independent director, 1,250 RSUs in accordance with his Board of Director Agreement. The RSUs will vest over a period of 2 years.

Equity Benefit Plans

The principal features of our equity plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits of which this filing is a part.

Janover Inc. 2021 Equity Incentive Plan

In November 2021, the Board of Directors adopted the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), effective as of November 1, 2021. The 2021 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) non statutory stock options, (iii) stock appreciation rights, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. The 2021 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 82,478 shares of common stock issuable upon the grant of awards. Stock options comprise all of the awards granted since the 2021 Plan’s inception.

Janover Inc. 2023 Equity Incentive Plan

In September 2023, the Board of Directors adopted the Company’s 2023 Equity Incentive Plan (the “2023 Plan”), effective as of September 29, 2023. The 2023 Plan provides for the grant of the following types of stock awards: (i) incentive stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock unit awards and (v) performance awards. The 2023 Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in value of the common stock. The Board reserved 187,500 shares of common stock issuable upon the grant of awards, which includes the 82,478 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of December 31, 2024, there were 71,169 shares available for grant under both the 2021 and 2023 Plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 27, 2025, for (i) each of our named executive officers and directors, (ii) all of our named executive officers and directors as a group, and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. The following table assumes that the underwriters have not exercised the over-allotment option.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons have the right to acquire within sixty (60) days of March 27, 2025, are deemed to be outstanding for such person, but not deemed to be outstanding to compute the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Janover Inc., 6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487.

	Common Stock			Series A Preferred Stock
Name of Beneficial Owner	Shares		% (1)	Shares		% (2)	Voting Power
Officers and Directors

Blake E Janover, Chairman and Chief Executive Officer	729,815		51.09%	10,000	(2)	100%	99.31%

Bruce S Rosenbloom, Chief Financial Officer	29,313	(3)	2.05%	-		-	-

William Caragol, Independent Director	16,875	(4)	1.18%	-		-	-

Samuel Haskell, Independent Director	5,583	(5)	*	-		-	-

Marcelo Lemos, Independent Director	18,134	(6)	1.27%	-		-	-

Ned L. Siegel, Independent Director	3,750	(7)	*	-		-	-

All executive officers and directors (6 persons)	803,470		56.25%	10,000		100%	99.31%

5% or more shareholders

Groundbreaker Technologies, Inc.	85,062	(8)	5.95%	-		-	-

*	Less than 1%

(1)	Based on 1,428,464 shares of common stock outstanding as of March 27, 2025.

(2)

Based on 10,000 shares of Series A Preferred Stock outstanding as of March 27, 2025.  Each share of Series A Preferred Stock is entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law.

(3)	Consists of (i) 12,907 shares of common stock and (ii) 16,406 shares of common stock issuable upon vesting of restricted stock units. The restricted stock units were granted on September 7, 2023, and vest over a period of four years to Bruce Rosenbloom.

(4)

Consists of (i) 1,250 shares of common stock, (ii) 12,500 shares of common stock issuable upon pursuant to a non-qualified stock option granted to Mr. Caragol under the Company’s 2021 Plan on July 24, 2023 for $32.00 per share, and (iii) 3,125 shares of common stock issuable upon vesting restricted stock units.

(5)

Consists of (i) 1,250 shares of common stock, (ii) 1,833 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Haskell under the Company’s 2021 Plan on November 10, 2021 for $5.44 per share, (iii) 1,250 shares of common stock issuable upon pursuant to a non-qualified stock option granted to Mr. Haskell under the Company’s 2021 Plan on July 24, 2023 for $32.00 per share, and (iv) 1,250 shares of common stock issuable upon vesting restricted stock units.

(6)

Consists of (i) 5,093 shares of common stock, (ii) 3,666 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Lemos under the Company’s 2021 Plan on November 10, 2021 for $49.12 per share, and (iii) 6,250 shares of common stock issuable upon pursuant to a non-qualified stock option granted to Mr. Lemos under the Company’s 2021 Plan on July 24, 2023 for $32.00 per share, and (iv) 3,125 shares of common stock issuable upon vesting restricted stock units.

(7)

Consists of (i) 2,500 shares of common stock issuable pursuant to a non-qualified stock option granted to Mr. Siegel under the Company’s 2021 Plan on July 24, 2023 for $32.00 per share. and (ii) 1,250 shares of common stock issuable upon vesting restricted stock units to Mr. Siegel under the Company’s 2021 Plan on July 24, 2023.

(8)	As of December 31, 2024, based on information provided in a Schedule 13G/A filed March 18, 2025. Groundbreaker Technologies, Inc. listed its address as 900 N. Michigan Avenue, Suite 1600, Chicago, IL 60611.

Change In Control

We do not currently have any arrangements which if consummated may result in a change of control of the Company. However, Blake Janover, the Company’s Chief Executive Officer and Chairman, currently owns 10,000 shares of our Series A Preferred Stock, representing 100% of the outstanding shares of Series A Preferred Stock. Generally, the Series A Preferred Stock votes together with the common stock unless otherwise prohibited by law and is entitled to 10,000 votes per share. Mr. Janover’s ownership of Series A Preferred Stock as well as his ownership of our common stock will provide him with approximately 99.31% of the voting power of the Company’s outstanding voting securities as of March 27, 2025. As a result, Mr. Janover will have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. In addition, Mr. Janover will have the ability to control the management and affairs of the Company as a result of his position as our CEO and his ability to control the election of our directors. Additionally, in the event that Mr. Janover sells his Series A Preferred Stock at any time or controls the Company at the time of his death, control would be transferred the purchaser or group of purchasers or a person or entity that he designates as his successor. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive stockholder of an opportunity to receive a premium for your common stock as part of a sale, and might ultimately affect the trading price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	72,827	$0.55	71,169
Equity compensation plans not approved by security holder	-	-	-
Total	72,827	$0.55	71,169

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received in arm’s-length transactions.

Transactions with Significant Stockholders

Our Founder and CEO, Blake Janover currently beneficially owns 51.09% of our outstanding common stock, and 100% of our Series A Preferred Stock.

During the years ended December 31, 2024 and 2023, the Company paid $0 and approximately $128,000, respectively, to Blake Elliot, Inc., an entity wholly owned by Mr. Janover, for consideration of services rendered by Mr. Janover. The amounts are included in general and administrative expenses in the statements of operations.

During the years ended December 31, 2024 and 2023, we paid Innovar Consulting Corporation, a consulting firm, wholly owned by Mr. Marcelo Lemos, a director nominee, $0 and approximately $12,000, respectively, in consideration for consulting services rendered.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table provides information regarding the fees billed to us by dbbmckennon, in the fiscal years ended December 31, 2024, and 2023. All fees described below were approved by the Board:

	For the Fiscal Years Ended
	December 31,
	2024	2023
Audit fees (1)	$138,453	$152,941
Audit related fees (2)	-	-
Total fees	$138,453	$152,941

(1)	Audit fees includes fees associated with the annual audits of our financial statements, quarterly reviews of our financial statements, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Includes audit fees paid for pre-acquisition audits of the Company’s subsidiaries and other targets.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

For a list of the financial information included herein, see Index to the Financial Statements on page 48.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Janover Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
3.2	Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
3.4	Series B Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
3.5	Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
4.1	Representatives’ Warrants issued to Spartan Capital Securities, LLC, dated July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2023).
4.2	Representatives’ Warrants issued to R.F. Lafferty & Co., Inc., dated July 27, 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 28, 2023).
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
4.4*	Description of Registrant’s Capital Stock.
10.1	Form of Indemnification Agreement between the registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.2	Janover Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.3	Janover Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2023).
10.4	Director Agreement, dated October 11, 2022, between Janover Inc. and William Caragol (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.5	Director Agreement, dated October 11, 2022, between Janover Inc. and Samuel Haskell (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).

10.6	Director Agreement, dated October 11, 2022, between Janover Inc. and Marcelo Lemos (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.7	Director Agreement, dated October 11, 2022, between Janover Inc. and Ned L. Siegel (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.8†	Advisory Board Agreement, dated November 10, 2021, between Janover Inc. and Marcelo Lemos (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.9†	Advisory Board Agreement, dated November 10, 2021, between Janover Inc. and Samuel Haskell (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.10†	Executive Employment Agreement, dated October 10, 2022, between Janover Inc. and Blake Janover (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
10.11†	Executive Employment Agreement, dated September 7, 2023, between Janover Inc. and Bruce S. Rosenbloom (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 7, 2023).
10.12	Asset Purchase Agreement, dated as of November 17, 2023, by and among the Company, Groundbreaker Tech Inc., Groundbreaker Technologies Inc., and Jake Marmulstein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
10.13	Intellectual Property Assignment Agreement, dated as of November 17, 2023, by and between Groundbreaker Technologies Inc., and Groundbreaker Tech Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
10.14	Assignment and Assumption Agreement, dated as of November 17, 2023, by and between Groundbreaker Technologies Inc., and Groundbreaker Tech Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 21, 2023).
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-267907), filed with the SEC on July 14, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 28, 2024).
21.1*	List of Subsidiaries.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Janover Inc. Clawback Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 28, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JANOVER INC.

Date: March 27, 2025	By:	/s/ Blake Janover
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

Date: March 27, 2025	By:	/s/ Blake Janover
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: March 27, 2025	By:	/s/ Bruce S. Rosenbloom
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 27, 2025	By:	/s/ William Caragol
Director (Independent)

Date: March 27, 2025	By:	/s/ Samuel Haskell
Director (Independent)

Date: March 27, 2025	By:	/s/ Marcelo Lemos
Director (Independent)

Date: March 27, 2025	By:	/s/ Ned L. Siegel
Director (Independent)