Form 10-Q
period 2025-03-31
DeFi Development Corp.
filed 2025-05-14
CIK 1805526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  _________ to __________

COMMISSION FILE NUMBER 001-41748

DeFi DEVELOPMENT CORP (FORMERLY JANOVER INC.)

(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DFDV	The Nasdaq Stock Market LLC

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

As of May 14, 2025, the registrant had a total of 2,066,711 shares of its common stock, par value $0.00001 per share, issued and outstanding.

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

i

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

Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

●	The effect of and uncertainties related the ongoing volatility in interest rates;

●	Our ability to achieve and maintain profitability in the future;

●	The impact on our business of the regulatory environment and complexities with compliance related to such environment;

●	Our ability to respond to general economic conditions;

●	Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;

●	Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;

●	The success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;

●	Our ability to grow market share in existing markets or any new markets we may enter;

●	Our ability to develop new products, features and functionality that are competitive and meet market needs;

●	Our ability to realize the benefits of our strategy, including our financial services and platform productivity;

●	Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;

●	Our ability to establish and maintain effective system of internal controls over financial reporting;

●	Our ability to maintain the listing of our securities on Nasdaq;

●	Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price;

●	The outcome of any legal or governmental proceedings that may be instituted against us; and

●	Other factors detailed under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 27, 2025 and in the Company’s Form S-3, which was filed with the SEC on April 25, 2025.

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

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,801,575	$2,517,477
Accounts receivable	631,441	195,398
Prepaid expenses	83,060	108,678
Marketable securities	425,250	339,885
Deferred offering costs	113,528	113,528
Total current assets	3,054,854	3,274,966
Accounts receivable, non-current	36,097	41,534
Property and equipment, net	38,502	40,787
Intangible assets, net	330,817	378,414
Goodwill	606,666	606,666
Other assets	21,145	20,446
Operating lease right-of-use asset, net	69,968	12,962
Total assets	$4,158,049	$4,375,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$173,287	$339,638
Deferred revenue	827,098	239,316
Current portion of operating lease liability	56,381	13,933
Total current liabilities	1,056,766	592,887
Contingent consideration	114,547	178,819
Deferred revenue, non-current	138,946	102,138
Total liabilities	1,310,259	873,844

Commitments and contingencies (Note 4)
Stockholders’ equity:
Series A Preferred stock, $0.00001 par value, 100,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Series B Preferred stock, $0.00001 par value, 1,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized, 1,430,222 and 1,415,639 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	14	14
Additional paid-in capital	12,995,634	12,872,176
Accumulated deficit	(10,147,858)	(9,370,259)
Total stockholders’ equity	2,847,790	3,501,931
Total liabilities and stockholders’ equity	$4,158,049	$4,375,775

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$287,172	$411,137

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	6,960	8,633
Sales and marketing	464,839	415,626
Research and development	169,018	173,384
General and administrative	543,912	758,761
Depreciation and amortization	49,882	72,985
Change in fair value of contingent consideration	(64,272)	-
Total operating expenses	1,170,339	1,429,389
Loss from operations	(883,167)	(1,018,252)

Other income:
Change in fair value of marketable securities	85,365	-
Interest income	19,605	51,079
Other income	598	3,122
Total other income	105,568	54,201
Net loss	$(777,599)	$(964,051)

Weighted average common shares outstanding - basic and diluted	1,424,649	1,382,730

Net loss per common share - basic and diluted	$(0.55)	$(0.70)

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	10,000	$-	-	$-	1,380,873	$14	$12,459,439	$(6,643,475)	$5,815,978
Exercise of stock options	-	-	-	-	2,199	-	1,232	-	1,232
Stock-based compensation	-	-	-	-	-	-	108,155	-	108,155
Net loss	-	-	-	-	-	-	-	(964,051)	(964,051)
Balances at March 31, 2024	10,000	$-	-	$-	1,383,072	$14	$12,568,826	$(7,607,526)	$4,961,314

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	10,000	$-	-	$-	1,415,639	$14	$12,872,176	$(9,370,259)	$3,501,931
Issuance of common stock, net of offering costs	-	-	-	-	14,583	-	69,737	-	69,737
Stock-based compensation	-	-	-	-	-	-	53,721	-	53,721
Net loss	-	-	-	-	-	-	-	(777,599)	(777,599)
Balances at March 31, 2025	10,000	$-	-	$-	1,430,222	$14	$12,995,634	$(10,147,858)	$2,847,790

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(777,599)	$(964,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,882	72,985
Stock-based compensation - issuance of common stock upon IPO for services	-	108,155
Stock-based compensation	53,721	-
Change in fair value of marketable securities	(85,365)	-
Change in fair value of contingent consideration	(64,272)	-
Changes in operating assets and liabilities:
Accounts receivable	(430,606)	(34,641)
Prepaid expenses	25,618	(1,716)
Operating lease right of use asset, net	(14,558)	-
Other assets	(699)	-
Accounts payable and accrued expenses	(166,351)	(326,964)
Deferred revenue	624,590	5
Net cash used in operating activities	(785,639)	(1,146,227)
Cash flows from investing activities:
Purchases of property and equipment	-	(6,376)
Net cash used in investing activities	-	(6,376)
Cash flows from financing activities:
Exercise of stock options	-	1,232
Issuance of common stock	69,737	-
Net cash provided by financing activities	69,737	1,232
Net change in cash	(715,902)	(1,151,371)
Cash and cash equivalents at beginning of period	2,517,477	5,075,609
Cash and cash equivalents at end of period	$1,801,575	$3,924,238

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,448	$-
Cash paid for taxes	$-	$-

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DeFi DEVELOPMENT CORP. (FORMERLY JANOVER INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS

DeFi Development Corp (formerly Janover Inc.) (“DeFi Dev” or the “Company”) was originally formed as Janover Ventures, LLC on November 28, 2018, in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. Effective April 17, 2025, the Company changed its name from “Janover Inc.” to “DeFi Development Corp.” (“Name Change”). In connection with the Name Change, we applied to change the ticker symbol for the Company’s common stock to “DFDV” on the Nasdaq Capital Market, which was changed on May 5, 2025. The Company is headquartered in Boca Raton, Florida.

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

Subsequent to March 31, 2025, the Company adopted a new treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, starting with Solana (“SOL”) by applying a proven public-market treasury model to an asset that’s earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. The Board of Directors approved the Company’s treasury policy on April 4, 2025, authorizing the long-term accumulation of SOL. The Company also aims to operate one or more SOL validators, enabling it to stake its treasury assets, participate in securing the network, and earn rewards that can be reinvested.

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

2.    GOING CONCERN

The accompanying unaudited interim condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of approximately $778,000 and $964,000 during the three months ended March 31, 2025 and 2024, respectively, and had net cash used in operations of approximately $786,000 during the three months ended March 31, 2025.

Management’s Plans

As of the issuance date of these unaudited interim condensed consolidated financial statements, the Company issued $42.0 million in convertible notes and also issued $24.0 million in equity and warrants in a private placement. The Company expects that its cash and cash equivalents of approximately $1.8 million as of March 31, 2025, combined with the capital raised subsequent to March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least one year from the date these unaudited interim condensed consolidated financial statements are issued.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed federally insured limits. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held at accredited financial institutions.

Fair Value Measurements

The Company accounts for financial instruments under ASC 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 - observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

●	Level 3 - assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The carrying values of the Company’s accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

At March 31, 2025 and December 31, 2024, the Company had approximately $1.8 million and $2.5 million in cash and cash equivalents, respectively. At March 31, 2025 and December 31, 2024, approximately $1.5 million and $1.4 million were invested in money market funds which are classified within Level 1, respectively.

The Company’s contingent consideration recorded in connection with the Groundbreaker acquisition (see Note 4) is a Level 3 liability. The liability is valued using a probability weighted analysis of the respective earn out provisions.

Marketable Securities

In August 2024, the Company entered into a contract with a customer whereby the Company received common shares of the customer in exchange for the Company’s services. The equity securities have a readily determinable fair value as sales prices and bid-and-asked quotations are available in the over-the counter market and publicly reported. The fair value of the marketable securities received was approximately $226,000. The securities are recognized as a Level 1 instrument.

Under Accounting Standards Codification (“ASC”) 321, Investments – Equity Securities, equity securities are measured at fair value and any changes in fair value are recorded to earnings. During the period ended March 31, 2025, the Company recorded a gain on the change in fair value of marketable securities of approximately $85,000, which was included in other income in the unaudited interim condensed consolidated statements of operations. As of March 31, 2025, the fair value of the marketable securities was approximately $425,000.

Accounts Receivable

Accounts receivable is derived from services delivered to customers and are stated at their net realizable value. Accounts receivable is recognized at invoiced amounts less any allowances and other deductions to present the net amount expected to be collected on the financial asset. The Company does not accrue interest on the trade receivables. Management evaluates the ability to collect accounts receivable based on a combination of factors. The Company estimates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is reviewed quarterly and adjusted as necessary based on changes in economic conditions and specific customer collection issues. An allowance for credit losses may be utilized in the future once we have completed our transition to mainly SaaS subscription accounts receivable. Any allowance for bad debt will be based on several factors including the length of time receivables are past due, historical collections, and contractual agreement. Account receivables are written off in the year deemed uncollectible after efforts to collect the receivables have proven unsuccessful. We do not have any off-balance sheet credit exposure related to our customers. As of March 31, 2025 and December 31, 2024, the Company determined there was no allowance for credit losses necessary.

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

As of March 31, 2025 and December 31, 2024, the Company determined that no impairment was necessary.

Contingent Consideration

The Company records a contingent consideration liability relating to potential earnout payments based on revenue targets pursuant to the Groundbreaker acquisition. The estimated fair value of the contingent consideration is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The Company estimates and records the acquisition date fair value of contingent consideration as part of purchase price consideration for acquisitions. Additionally, each reporting period, the Company estimates changes in the fair value of contingent consideration and recognizes any change in fair in the unaudited interim condensed consolidated statement of operations. The estimate of the fair value of contingent consideration requires assumptions to be made of future operating results, discount rates and probabilities assigned to various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of contingent consideration and, therefore, materially affect the Company’s future financial results. The contingent consideration liability is to be settled with either the payment of cash or the issuance of shares of common stock once contingent provisions set forth in respective acquisition agreements have been achieved. Upon achievement of contingent provisions, respective liabilities are relieved and offset by increases to common stock and additional paid-in capital in the stockholders’ equity section of the Company’s unaudited interim condensed consolidated balance sheets.

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

The Company derives its revenue from platform fees, which also includes referral and advisory fees. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have transferred to the customer. The Company’s services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. The Company may act as an agent for both lenders and borrowers.

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

As of March 31, 2025 and December 31, 2024, there was approximately $966,000 and $341,000 in deferred revenue, respectively, the majority of which is pertaining to these SaaS fees received in advance. However, due to the long-term nature of certain SaaS agreements a portion of the deferred revenue balance was classified as non-current. The revenue will be recognized over the remaining term of the SaaS agreements over the next three years.

The disaggregation of revenue is as follows:

	Three Months Ended March 31,
	2025	2024
Platform fees	$95,740	$338,430
SaaS subscription revenues	191,432	72,707
Total revenues	$287,172	$411,137

Cost of Revenues

Cost of revenues consist of direct software and hosting fees associated with Groundbreaker’s SaaS activities.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and included within the sales and marketing line item of the unaudited interim condensed consolidated statements of operations. Advertising and marketing expenses were approximately $82,000 and $32,000 for the three months ended March 31, 2025 and 2024, respectively.

Research and Development Costs

Research and development costs include costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. Research and development costs charged to expense were approximately $169,000 and $173,000 for the three months ended March 31, 2025 and 2024, respectively.

Concentrations

 During the three months March 31, 2025 and 2024, two lenders accounted for 80% and 33%, respectively of the Company’s revenues. The Company may be negatively affected by the loss of one of these lenders

Stock-Based Compensation

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company was a private company and lacks company-specific historical and implied volatility information for its stock. Therefore, it estimates its expected stock price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. Forfeitures are recognized as they occur. Determining the appropriate fair value of stock-based awards requires the input of assumptions.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Net Loss per Share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the actual weighted average of common shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of the diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities are anti-dilutive as of March 31, 2025 and 2024, diluted net loss per share is the same as basic net loss per share. Other potentially dilutive items outstanding as of March 31, 2025 and 2024, are as follows:

	March 31,
	2025	2024
Series A Preferred Stock	10,000	10,000
Stock options	90,138	67,698
Restricted stock units	26,328	28,125
Warrants	8,828	8,828
Total potentially dilutive shares	135,294	114,651

Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers (“CODMs”) in deciding how to allocate resources and assess performance.

The CODMs have been identified as the Chief Executive Officer and Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	Three Months Ended
	March 31,
	2025	2024
Revenues	$287,172	$411,137
Total operating expenses	$1,170,339	$1,429,389

The key measures of segment profit or loss reviewed by our CODMs are revenue and operating expenses. Revenue is monitored by the CODMs to understand the performance of its platform fees and SaaS subscription growth. Operating expenses are reviewed and monitored by the CODMs to manage and forecast cash. The CODMs also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and internal budgets.

Recently Issued Accounting Pronouncements

On December 13, 2023, the FASB issued ASU 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The guidance required entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. For all entities, the ASU’s amendments are effective for fiscal years beginning after December 15, 2024, including interim periods within those years. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. Subsequent to March 31, 2025, the Company adopted a new treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, starting with SOL. The Board of Directors approved the Company’s new treasury policy on April 4, 2025, authorizing long-term accumulation of SOL. The Company has adopted the ASU as of January 1, 2025.

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosures Update and Simplification Initiative”. The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. The Company is still assessing the impacts to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which enhances transparency by requiring public entities to disclose more detailed information about their income statement expenses. This includes disaggregating specific natural expense categories, like employee compensation and depreciation, within certain expense captions. The ASU applies to public entities with annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating ASU 2024-03 and its effect on its consolidated financial statements.

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

4.  FAIR VALUE MEASUREMENTS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$425,250	$-	$-	$425,250
	$425,250	$-	$-	$425,250
Liabilities:
Contingent consideration	$-	$-	$114,547	$114,547
	$-	$-	$114,547	$114,547

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$339,885	$-	$-	$339,885
	$339,885	$-	$-	$339,885
Liabilities:
Contingent consideration	$-	$-	$178,819	$178,819
	$-	$-	$178,819	$178,819

The fair value of the contingent consideration liability related to the Company’s business combination is valued using the potential earnout payment schedule per the Groundbreaker Agreement, the underlying revenue projections of the Seller and revenue growth and volatility assumptions. In connection with the business combination, the Company utilized the following inputs for the fair value of the contingent consideration: industry revenue growth of (1.0%), revenue volatility of 148%, a discount rate of 13.9% and a term of 3 years. During the three months ended March 31, 2025, the Company adjusted its revenue targets of Groundbreaker based on historical and revised forecasts. Accordingly, the Company recognized a gain on the change in contingent consideration of approximately $64,000.

5. LONG -LIVED ASSETS

Property and Equipment

The following is a summary of property and equipment, net:

	March 31,	December 31,
	2025	2024
Computer and hardware	$37,832	$37,832
Furniture and fixtures	11,026	11,026
Total	48,858	48,858
Less: accumulated depreciation	(10,356)	(8,071)
Property and equipment, net	$38,502	$40,787

Depreciation expense was approximately $2,000 and $1,000 for the three months ended March 31, 2025 and 2024, respectively.

Intangible Assets

The following is a summary of intangible assets:

	March 31,	December 31,
	2025	2024
Finite-lived
Developed technology	$576,560	$576,560
Customer database	2,500	2,500
Less: accumulated amortization	(264,421)	(216,824)
Total	314,639	362,236

Indefinite-lived
Domain name	16,178	16,178
Intangible assets	$330,817	$378,414

The Company began amortizing the developed technology and customer base acquired in the Groundbreaker acquisition starting in 2024. Amortization expense was approximately $48,000 and $72,000 for the three months ended March 31, 2025 and 2024, respectively.

6.  STOCKHOLDERS’ EQUITY

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

As of March 31, 2025, there were 100,000 shares designated as Series A preferred stock.

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

Stock Transactions

During the three months ended March 31, 2025, the Company issued 12,825 shares of common stock pursuant to a Form S-3 registration statement for net proceeds of approximately $70,000 and 1,758 shares of common stock were issued upon the vesting of previously issued RSUs. As of March 31, 2025, there were 1,430,222 common stock shares issued and outstanding.

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

The Board reserved 187,500 shares of common stock issuable upon the grant of awards, which includes the 82,478 shares reserved per the 2021 Plan noted above. Stock options and restricted stock units comprise all of the awards granted since the 2023 Plan’s inception. The Company has historically granted stock options that vest between one and four years, with a contractual period of ten years. As of March 31, 2025, there were 85,364 shares in aggregate available for grant under both the 2021 and 2023 Plans.

A summary of information related to stock options for the three months ended March 31, 2025 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of December 31, 2024	63,999	$18.16	$7,550
Granted	27,139	$6.46	-
Forfeited	(1,000)	$5.24	-
Outstanding as of March 31, 2025	90,138	$14.78	$8,560

Exercisable as of December 31, 2024	34,157	$28.22	$-
Exercisable as of March 31, 2025	36,723	$27.61	$-

The weighted average duration to expiration for outstanding options as of March 31, 2025 and December 31, 2024, was 8.9 and 8.8 years, respectively.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	3.6% - 4.7%	4.0% - 4.4%
Weighted average expected term (in years)	5.96	5.83
Expected volatility	40.3% - 40.8%	40.3% - 40.5%
Expected dividend yield	-	-

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024, was $4.91 and $0.56, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $128,000 as of March 31, 2025, which will be recognized over a weighted average period of 3.67 years.

Warrants

In connection with the Company’s IPO, the Company granted an aggregate of 8,828 warrants to purchase common stock to the underwriters at an exercise price of $35.20, which is equal to 110% of the offering price. The warrants may be exercised beginning on January 25, 2024 until July 24, 2028. No warrants have been exercised as of March 31, 2025.

Restricted Stock Units

In September 2023, the Company granted 28,125 restricted stock units (“RSUs”) under the 2021 Plan to the Chief Financial Officer. In July 2024 the Company granted 8,750 RSUs to the independent Board of Directors in accordance with their Board of Director agreements. The RSUs vest over a period between two and four years. Total unrecognized compensation cost related to non-vested RSUs amounted to approximately $206,000 as of March 31, 2025, which is expected to be recognized over 2.2 years.

The following is a summary of RSU activity for the three months ended March 31, 2025:

	RSUs	Weighted Average Fair Value
Nonvested as of December 31, 2024	28,086	8.91
Vested	(1,758)	8.91
Nonvested as of March 31, 2025	26,328	$8.91

Classification

Total stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2025	2024
Sales and marketing	$10,117	$4,494
Research and development	4,993	2,750
General and administrative	38,611	100,911
	$53,721	$108,155

Total stock-based compensation, including the cancellation of stock options, common shares issued for services and RSUs by type is as follows:

	Three Months Ended
	March 31,
	2025	2024
Stock options	$30,091	$90,415
RSUs	23,630	17,740
	$53,721	$108,155

7. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company paid $3,000 and $0, respectively, to Innovar Consulting, a related party controlled by Marcelo Lemos, former Board of Director, for consulting services.

8.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

In February 2022, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease, as amended, commenced on April 1, 2022, and expires on March 1, 2026, with monthly base rent ranging from approximately $4,000 to $5,000. The lease required a deposit of approximately $7,000, which is included in other assets in the unaudited interim condensed consolidated balance sheets. Upon lease commencement, the Company recognized a right of use asset and liability of approximately $143,000 using a discount rate of 6.0%. The following is a summary of future annual minimum lease payments as of March 31, 2025:

2025 (for the remainder of the year)	$43,673
2026	14,558
Total minimum lease payments	58,231
Less: imputed interest	(1,850)
Total lease obligations	56,381
Less: Current portion	56,381
Long-term portion of lease obligations	$-

Lease expense was approximately $13,000 and $23,000 for the three months ended March 31, 2025 and 2024, respectively.

Contingencies

The Company is not aware of any pending or threatening litigation. However, the Company may be subject to possible legal proceedings and regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the final outcome, if any, arising out of any such matters will have a material adverse effect on its business, financial condition or results of operations.

9. INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2025. The Company determined that small changes in the estimated “ordinary” income could result in significant changes in the estimated annual effective tax rate, the historical method may not provide a reliable estimate for the three-month period ended March 31, 2025, however the current change in the estimated annual effective tax rate was immaterial.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company assessed the need for a valuation allowance against its net deferred tax assets and determined a full valuation allowance is required due to the cumulative losses incurred through March 31, 2025, and no history of generating taxable income.

10. SUBSEQUENT EVENTS

Accept as discussed above, the following are subsequent events.

Change of Control

On April 4, 2025, Blake Janover, then Chief Executive Officer and Chairman of DeFi Development Corp (formerly Janover Inc.), entered into a Stock Purchase Agreement (“Purchase Agreement”) with DeFi Dev LLC, a Delaware limited liability company (“DeFi Dev LLC”), and 3277447 Nova Scotia Ltd, a corporation formed under the laws of Nova Scotia, Canada (“NS Corp”) to sell (i) 728,632 shares of Common Stock, with each share of common stock entitled to one vote per share and representing approximately 51.0% of the Company’s 1,579,946 issued and outstanding shares of common stock and (ii) 10,000 shares of Series A Preferred Stock of the Company, with each share of Series A Preferred Stock entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law. DeFi Dev LLC and NS Corp were previously unaffiliated parties to the Company. DeFi Dev LLC purchased 412,041 shares of common stock and 5,500 shares of Series A Preferred Stock for $2,253,235 utilizing funds contributed by its managing member and other members. A portion of the funds for the purchase of shares by DeFi Dev LLC came from a loan from Joseph Onorati. NS Corp purchased 316,591 shares of common stock and 4,500 shares of Series A Preferred Stock for $1,746,765 utilizing funds contributed by its controlling stockholder. The aggregate purchase price was $4,000,000. The transactions under the Purchase Agreement constituted a change in control of the Company.

Adoption of New Treasury Policy

The Company has adopted a treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, starting with SOL by applying a proven public-market treasury model to an asset that’s earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. The Board of Directors approved the Company’s new treasury policy on April 4, 2025, authorizing long-term accumulation of SOL. The Company also aims to operate one or more SOL validators, enabling it to stake its treasury assets, participate in securing the network, and earn rewards that can be reinvested.

Convertible Notes and Warrants

On April 4, 2025, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with the investors identified on the signature pages thereto (the “Investors”), pursuant to which the Company issued to the Investors approximately $42.0 million in aggregate principal amount of convertible notes (the “Notes”), which are convertible into the Company’s common stock, par value $0.00001 per share (“Common Stock”), together with warrants issued for each $1,000 in principal amount of convertible notes purchased to purchase (1) approximately 8.333 shares of Common Stock at an exercise price of $120 per share (“Warrant 1”) and (2) approximately 6.666 shares of Common Stock at an exercise price of $150 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”).

The Notes accrue interest at a rate of 2.5% per year, paid in cash quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, and mature on April 6, 2030. The Notes are convertible at any time prior to the Maturity Date, conditioned on the requirement that the Company’s market capitalization equaled or exceeded $100 million on the day prior to the conversion date (“Market Capitalization Condition”). The conversion price has been set at $68.19, the last reported sale price of the Common Stock on The Nasdaq Stock Market on the date that the Company’s market capitalization first exceeded $100 million. The conversion price will not be adjusted, except for customary anti-dilution and dividend protection. Conversion of the Notes, together with any accrued and unpaid interest, if any, at the time of conversion will be settled in shares of Common Stock.

The holders of the Notes have the right to require the Company to repurchase the Notes at a price equal to 100% of par plus accrued and unpaid interest, if any, on April 6, 2028. In addition, the Company may redeem the notes on or after April 6, 2028, if the last reported sale price of the common stock has been at least 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days at a price equal to 100% of par plus accrued and unpaid interest, if any.

The Notes provide that the holder may not convert any portion of such holder’s Notes to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion. The Notes contain certain other customary covenants and customary events of default provisions.

The Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Exercise Prices are subject to adjustments upon the issuance of stock dividends, and subdivision or combinations of shares of Common Stock by the Company.

Warrants for certain investors provide that the holder may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

Stock Options & RSUs Awards

On April 2025, the Company granted approximately 157,000 stock options and approximately 32,000 RSUs under the Company’s 2023 Equity Incentive Plan (“2023 Plan”) to the Directors, Executive Officers and certain key employees of the Company as a retention and incentive mechanism to attract and retain top talent in a competitive market. On April 9, 2025, the Board of Directors approved to increase to the 2023 Plan from the initial number of shares of common stock that may be subject to Awards and granted under the 2023 Plan to be equal to 500,000 Shares (on a post-reverse split basis), subject to stockholder’s approval.

SOL Capital Allocation

As part of its capital allocation strategy for assets, that are not required to provide working capital for its ongoing operations, the Company has invested and will continue to invest in SOL. As of the date of this report, the Company had purchased approximately $103 million SOL, including staking rewards. The price of SOL has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL.

Securities Purchase Agreement for Private Investment in a Public Entity

On May 1, 2025, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with the investors identified on the signature pages thereto (“Investors”) and a related registration rights agreement in connection with the issuance and sale in a private placement of the following securities to the Investors for gross proceeds of approximately $24.0 million: (i) 315,838 shares of the Company’s common stock, par value $0.00001 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 207,679 shares of Common Stock upon the exercise of the Pre-Funded Warrants at an exercise price of $0.01 per share. The purchase price for one share of Common Stock was $46.00 and the purchase price for one Pre-Funded Warrant was $45.99 per share.

Validator Business Acquisition

On May 1, 2025, the Company has entered into a definitive agreement to acquire Solsync Solutions Partnership, a SOL validator business owned by Parker White, our Chief Operating Officer and Chief Investment Officer, with an average delegated stake of approximately 500,000 SOL, valued at approximately $75.5 million. The purchase price of $3.5 million will be paid through a combination of $3.0 million in restricted JNVR stock (86,412 common shares) and $500,000 in cash. Upon completion, the validator operation will be rebranded as DeFi Development Corp., its staking rewards will be integrated into the Company’s revenue streams, and all SOL owned by DeFi Development Corp. will be self-staked through the newly acquired validator business. This transaction with Mr. White was an approved related party transaction by our Board of Directors.

ATM Offering

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as supplemented by a prospectus supplement. As of December 31, 2024, there has been no activity to report with the Form S-3 Registration Statement and ATM Sales Agreement. As of the March 31, 2025, the Company issued approximately 13,000 shares of its common stock, raising approximately $70,000, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. On April 15, 2025, the Company filed a prospectus supplement to increase its current ATM Sales Agreement from $1.5 million to $14.9 million. Subsequent to March 31, 2025, the Company issued approximately 185,000 shares of its common stock, raising approximately $12.4 million, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. The Company intends to continue to utilize the Form S-3 Registration Statement and ATM Sales Agreement for the raising of future capital in fiscal 2025.

Stock Option and Warrant Exercises

Upon the Change of Control on April 4, 2025, all outstanding stock options and RSUs fully vested. Approximately 12,000 stock options were exercised for $88,000 in proceeds to the Company. Additionally, 2,209 warrants were exercised via cashless exercise, resulting in the issuance of 1,165 shares and forfeiture of 1,044 warrants.

Seven-For-One Forward Stock Split

On May 6, 2025 the Company’s Board of Directors have approved a seven-for-one forward stock split of the Company’s issued and outstanding common shares. The stock split will result in each shareholder of record as of the close of business on May 19, 2025, receiving seven shares for every one share held. The implementation of the stock split is subject to the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which the Company expects to file on May 19, 2025. Subject to final approval by the Nasdaq Capital Market, trading is expected to begin on a post-stock split adjusted basis at the market open on May 20, 2025.

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

Overview

DeFi Development Corp. (formerly Janover Inc.) is an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.

Subsequent to March 31, 2025, the Company adopted a new treasury policy and strategy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, starting with Solana (“SOL”) by applying a proven public-market treasury model to an asset that’s earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. The Board of Directors approved the Company’s treasury policy on April 4, 2025, authorizing the long-term accumulation of SOL. The Company also aims to operate one or more SOL validators, enabling it to stake its treasury assets, participate in securing the network, and earn rewards that can be reinvested. This treasury strategy reflects a belief that SOL represents a high-conviction, long-term cryptoasset with superior technical performance, robust developer traction, and growing institutional adoption. The Company’s approach involves acquiring SOL directly—both through market purchases and strategic partnerships—and staking its holdings via Company-operated validators to generate native staking yield. This treasury initiative enhances the Company’s capital allocation strategy and does not affect its core commercial real estate platform, which remains fully operational. The AI-powered marketplace, software offerings, and subscription services supporting the multifamily and commercial property ecosystem continue to be a central part of the Company’s business.

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

Subsequent to March 31, 2025, the Company will generate incremental revenue through two primary channels tied to its treasury strategy: (1) staking SOL rewards and (2) validator-based monetization. The Company stakes SOL through its validator infrastructure, earning native yield.

Our data and software offerings are generally offered on a subscription basis as software as a service (“SaaS”). DeFi Development corp. (formerly Janover Inc.) provides data, transparency, and tools, generally as annual software subscriptions, to help stakeholders navigate the most complex components of the multifamily and commercial property lifecycles – debt (Janover Pro, Janover Capital Markets), insurance (Janover Insurance), equity (Janover Connect, Janover Engage), and technology (Janover AI).

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

In fiscal 2025, we will continue to focus on transitioning from transactional platform fee debt revenue to the more predictable and profitable recurring SaaS subscription revenue. As of March 31, 2025, our annual recurring revenue (“ARR”) reached approximately $1.4 million, compared to approximately $287,000 as of March 31, 2024, an increase of 379%. ARR increased sequentially by approximately 69%, which was approximately $812,000 for the year ended December 31, 2024. ARR represents an annualization of our recurring revenue, which assumes a full year of revenue. As of March 31, 2025 and 2024, there was approximately $966,000 and $341,000 in deferred revenue, respectively, the majority of which is pertaining to SaaS subscription fees received in advance. The revenue will be recognized over the remaining term of the SaaS agreements over the next three years.

Strategy

In 2025, we will continue to better connect the commercial real estate industry by building tools that reduce frictions in transactions and that provide broader access to better data than entrenched incumbents. We will also further our treasury strategy focused on the accumulation of SOL and generating additional incremental revenue through staking SOL rewards and validator-based monetization. Our priorities are as follows:

1.	Scale ARR - We plan to build our sales and outbound marketing capabilities to increasingly focus on selling profitable subscription services on annual and multi-year contracts. Making revenue more predictable and aligning our incentives with those of our customers.

2.	Expand net revenue retention (“NRR”) - The most important thing to do is to listen to the customer and to solve their problems. By focusing on NRR as a core metric, it forces us to concentrate on our customers’ needs and offer additional products. We can measure attrition and expansion revenue with NRR which will gauge the level of our success.

3.

Expand average contract values (“ACV”) - We have the opportunity to expand ACVs and average deal size by focusing on where we are able to drive the most value and create even more value. By focusing on creating more value per touch, we naturally will expand ARR and NRR.

4.	Increase our SOL holdings, while focusing on maximizing our SOL per outstanding share of common stock (“SPS”) and SPS growth to provide investors with a clear view of the underlying value of this treasury allocation. This strategy is designed to complement, not replace, the Company’s core commercial real estate focus. This hybrid approach provides both a stable operating business and the upside potential of an actively managed, crypto-native treasury.

5.	Continue to be active in the M&A space, with the focus of validator related acquisitions, and enhancing our core business and treasury allocation with strategic partnerships. The Company may explore future opportunities such as delegated staking products, tokenized financial instruments, or institutional staking partnerships.

All of this will be accomplished by continuing to:

1.	Hire high-performing and aligned personnel to help us execute our strategy.

2.	Invest in improving our platform and technology, while continuing to allocate resources to the Company’s treasury strategy.

3.	Cultivate a culture of creativity, hard work, innovation, curiosity, and community.

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

As part of our capital allocation strategy for assets that are not required to provide immediate working capital for our ongoing operations, we have invested and will continue to accumulate SOL. As of the date of this filing, we had purchased approximately $103 million SOL, including staking rewards. The price of SOL has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL.

Any decrease in the fair value of SOL could require us to incur an unrealized loss on the SOL investment, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our SOL holdings, the price of SOL may significantly influence the market price of our common stock.

Historically, crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SOL at favorable prices or at all. Further, SOL we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SOL or otherwise generate funds using our SOL holdings, including in particular during times of market instability or when the price of SOL has declined significantly. If we are unable to sell our SOL, enter into additional capital raising transactions using SOL as collateral, or otherwise generate funds using our SOL holdings, or if we are forced to sell our SOL at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Seasonality

Traditionally, the commercial real estate market is seasonal in nature, with the first and fourth fiscal quarters being more active than the second and third fiscal quarters.  However, during fiscal 2024 and during the first quarter of fiscal 2025 the commercial real estate market was less seasonal due to the significant macroeconomic pressures in the commercial real estate market.

Recent Developments

ATM Offering

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as supplemented by a prospectus supplement. As of December 31, 2024, there has been no activity to report with the Form S-3 Registration Statement and ATM Sales Agreement. As of the March 31, 2025, the Company issued approximately 13,000 shares of its common stock, raising approximately $70,000, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. On April 15, 2025, we filed a prospectus supplement to increase our current ATM Sales Agreement from $1.5 million to $14.9 million. On May 5, 2025, we filed another prospectus supplement to increase our current ATM Sales Agreement from $14.9 million to $41.3 million, as we were no longer subject to the baby shelf S-3 limitation. Subsequent to March 31, 2025, the Company issued approximately 185,000 shares of its common stock, raising approximately $12.4 million, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. We intend to continue to utilize the Form S-3 Registration Statement and ATM Sales Agreement for the raising of future capital in fiscal 2025.

Nasdaq Compliance Notice

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

Change of Control

On April 4, 2025, Blake Janover, then Chief Executive Officer and Chairman of DeFi Development Corp (formerly Janover Inc.), entered into a Stock Purchase Agreement (“Purchase Agreement”) with DeFi Dev LLC, a Delaware limited liability company (“DeFi Dev LLC”), and 3277447 Nova Scotia Ltd, a corporation formed under the laws of Nova Scotia, Canada (“NS Corp”) to sell (i) 728,632 shares of Common Stock, with each share of common stock entitled to one vote per share and representing approximately 51.0% of the Company’s 1,579,946 issued and outstanding shares of common stock and (ii) 10,000 shares of Series A Preferred Stock of the Company, with each share of Series A Preferred Stock entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law. DeFi Dev LLC and NS Corp were previously unaffiliated parties to the Company. DeFi Dev LLC purchased 412,041 shares of common stock and 5,500 shares of Series A Preferred Stock for $2,253,235 utilizing funds contributed by its managing member and other members. A portion of the funds for the purchase of shares by DeFi Dev LLC came from a loan from Joseph Onorati. NS Corp purchased 316,591 shares of common stock and 4,500 shares of Series A Preferred Stock for $1,746,765 utilizing funds contributed by its controlling stockholder. The aggregate purchase price was $4,000,000. The transactions under the Purchase Agreement constituted a change in control of the Company.

Change in Management

Effective as of April 4, 2025, Samuel Haskell, Marcelo Lemos and Ned Siegel resigned from the Board of Directors of the Company (“the Board”) and, to the extent applicable, all committees thereof. The Directors’ resignations were not related to any disagreement with the Company. On April 4, 2025, the Board elected Joseph Onorati, Marco Santori and Zachary Tai as Directors of the Company, to fill the vacancies on the Board. Mr. Santori was appointed to serve on the Audit Committee and Nominating and Corporate Governance Committee of the Board and Mr. Tai was appointed to serve on the Audit Committee and Compensation Committee and Nominating and Corporate Governance Committee of the Board.

After such replacements, the new Board is composed of Mr. Janover, Mr. Caragol (independent), Mr. Onorati (chairman), Mr. Santori (independent) and Mr. Tai (independent). The Audit Committee is composed of Mr. Santori, Mr. Caragol and Mr. Tai. The Compensation Committee is composed of Mr. Caragol and Mr. Tai. The Nominating and Corporate Governance Committee is composed of Mr. Santori and Mr. Tai and Mr. Caragol.

On April 4, 2025, the Board made the following officer appointments:

●	Mr. Onorati was appointed by the Board as the Chief Executive Officer of the Company. Mr. Onorati, age 41, most recently served as chief strategy officer at Kraken Digital Asset Exchange, working at Kraken from 2016 to 2024. Previously, he was at CaVirtEx, the first Bitcoin exchange in Canada, from 2013 to 2015 where he was appointed as interim CEO, until he sold the company to Coinsetter, which was later acquired by Kraken. Mr. Onorati succeeds Mr. Janover as CEO of the Company. Mr. Janover will remain as an employee of the Company serving as chief commercial officer and will lead the Company’s existing AI-powered online commercial real estate platform.

●	Parker White was appointed by the Board as the Chief Operating Officer and Chief Investment Officer of the Company. Mr. White, age 31, previously served as an Engineering Director at Kraken Digital Asset Exchange from December 2018 to March 2025. He also runs a SOL validator with $75 million in delegated stake. Earlier in his career, Mr. White served as the Director of Research and Trading for TCG Advisors, a $2 billion institutional asset manager, from May 2014 to December 2018.

●	Blake Janover, former CEO of the Company, was appointed by the Board as the Chief Commercial Officer of the Company.

On April 17, 2025, the Board appointed Fei “John” Han as Chief Financial Officer of the Company. Mr. Han brings over 15 years of experience across traditional finance and crypto, with a track record of leadership at some of the crypto industry’s most recognized institutions. Most recently, he served as CFO at blockchain-company Provable, and prior to that, held multiple senior roles at Binance including Vice President of Finance and Head of Finance for Europe, the Middle East, Africa, LATAM, and Canada. Earlier in his career, he led Strategic Finance at Kraken, where he worked closely with Parker White and Joseph Onorati and played a key role in scaling the business during a period of rapid growth. Han began his career in equity research at Goldman Sachs and later served as an investor at Nezu Asia Capital and Driehaus Capital.

Adoption of New Treasury Policy

The Company has adopted a treasury policy under which the principal holding in its treasury reserve on the balance sheet will be allocated to digital assets, starting with SOL by applying a proven public-market treasury model to an asset that’s earlier in its lifecycle, structurally reflexive, and underexposed as compared to Bitcoin. The Board approved the Company’s new treasury policy on April 4, 2025, authorizing long-term accumulation of SOL. The Company also aims to operate one or more SOL validators, enabling it to stake its treasury assets, participate in securing the network, and earn rewards that can be reinvested.

Convertible Notes and Warrants

On April 4, 2025, the Company entered into securities purchase agreements (“Securities Purchase Agreements”) with the investors identified on the signature pages thereto (“Investors”), pursuant to which the Company issued to the Investors approximately $42.0 million in aggregate principal amount of convertible notes (“Notes”), which are convertible into the Company’s common stock, par value $0.00001 per share (“Common Stock”), together with warrants issued for each $1,000 in principal amount of convertible notes purchased to purchase (1) approximately 8.333 shares of Common Stock at an exercise price of $120 per share (“Warrant 1”) and (2) approximately 6.666 shares of Common Stock at an exercise price of $150 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”).

The Notes accrue interest at a rate of 2.5% per year, paid in cash quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, and mature on April 6, 2030. The Notes are convertible at any time prior to the Maturity Date, conditioned on the requirement that the Company’s market capitalization equaled or exceeded $100 million on the day prior to the conversion date (“Market Capitalization Condition”). The conversion price has been set at $68.19, the last reported sale price of the Common Stock on The Nasdaq Stock Market on the date that the Company’s market capitalization first exceeded $100 million. The conversion price will not be adjusted, except for customary anti-dilution and dividend protection. Conversion of the Notes, together with any accrued and unpaid interest, if any, at the time of conversion will be settled in shares of Common Stock.

The holders of the Notes have the right to require the Company to repurchase the Notes at a price equal to 100% of par plus accrued and unpaid interest, if any, on April 6, 2028. In addition, the Company may redeem the notes on or after April 6, 2028, if the last reported sale price of the common stock has been at least 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days at a price equal to 100% of par plus accrued and unpaid interest, if any.

The Notes provide that the holder may not convert any portion of such holder’s Notes to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after conversion, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion. The Notes contain certain other customary covenants and customary events of default provisions.

The Warrants are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. The Exercise Prices are subject to adjustments upon the issuance of stock dividends, and subdivision or combinations of shares of Common Stock by the Company.

Warrants for certain investors provide that the holder may not exercise any portion of such holder’s Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

Change of Independent Auditor

dbbmckennon, an independent registered public accounting firm, resigned as our independent registered public accounting firm on April 21, 2025, and we appointed Wolf & Company, P.C., as our independent registered public accounting firm, effective as of April 21, 2025, to audit and report on our consolidated financial statements for the year ended December 31, 2025. The change of auditors was due to the specific subject matter expertise required to audit the Company’s new business strategy and crypto treasury related assets. The audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2024 and 2023, (i) there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and its auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Auditor, would have caused the Auditor to make reference to the subject matter of such disagreements in connection with its reports on the Company’s financial statements for such years and interim period, and (ii) there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Stock Options & RSUs Awards

In April 2025, the Company granted approximately 157,000 stock options and approximately 32,000 RSUs under the Company’s 2023 Equity Incentive Plan to the Directors, Executive Officers and certain key employees of the Company as a retention and incentive mechanism to attract and retain top talent in a competitive market. On April 9, 2025, the Board approved to increase to the Company’s 2023 Plan from the initial number of shares of common stock that may be subject to awards (as defined in the 2023 Plan) and granted under the 2023 Plan to be equal to 500,000 Shares (on a post-reverse split basis), subject to stockholder’s approval.

Corporate Name Change

Effective April 17, 2025, the Company changed its name from “Janover Inc.” to “DeFi Development Corp.” (“Name Change”). In connection with the Name Change, we have applied to change the ticker symbol for the Company’s common stock to “DFDV” on the Nasdaq Capital Market, which was changed on May 5, 2025.

SOL Capital Allocation

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in SOL. As of the date of this filing, we had purchased approximately $103 million SOL, including staking rewards. The price of SOL has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL.

Securities Purchase Agreement for Private Investment in a Public Entity

On May 1, 2025, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with the investors identified on the signature pages thereto (“Investors”) and a related registration rights agreement in connection with the issuance and sale in a private placement of the following securities to the Investors for gross proceeds of approximately $24.0 million: (i) 315,838 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share (“Common Stock”) and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 207,679 shares of Common Stock upon the exercise of the Pre-Funded Warrants at an exercise price of $0.01 per share. The purchase price for one share of Common Stock was $46.00 and the purchase price for one Pre-Funded Warrant was $45.99 per share.

Validator Business Acquisition

On May 1, 2025, the Company has entered into a definitive agreement to acquire Solsync Solutions Partnership, a SOL validator business owned by Parker White, our Chief Investment and Operating Officer, with an average delegated stake of approximately 500,000 SOL (valued at approximately $75.5 million). The purchase price of $3.5 million will be paid through a combination of $3.0 million in restricted JNVR stock (86,412 common shares) and $500,000 in cash. Upon completion, the validator operation will be rebranded as DeFi Development Corp., its staking rewards will be integrated into the Company’s revenue streams, and all SOL owned by DeFi Development Corp. will be self-staked through the newly acquired validator business. This transaction with Mr. White was an approved related party transaction by our Board of Directors.

Seven-For-One Forward Stock Split

On May 6, 2025, the Company Board of Directors have approved a seven-for-one forward stock split of the Company’s issued and outstanding common shares. The stock split will result in each shareholder of record as of the close of business on May 19, 2025, receiving six additional shares for every one share held, for a total of seven shares of common stock. The implementation of the stock split is subject to the filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which the Company expects to file on or about May 19, 2025. Subject to final approval by the Nasdaq Capital Market, trading is expected to begin on a post-stock split adjusted basis at the market open on or about May 20, 2025. As a result of the stock split, proportionate adjustments will be made to the number of shares of common stock issuable under the Company’s equity incentive plans and the number of shares underlying outstanding equity awards, as well as to the exercise price of outstanding stock options.

Results of Operations

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

The following table provides certain selected financial information for the periods presented:

	Three Months
	March 31,
	2025	2024	Change	Change %
Revenues	$287,172	$411,137	$(123,965)	-30%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	6,960	8,633	(1,673)	-19%
Sales and marketing	464,839	415,626	49,213	12%
Research and development	169,018	173,384	(4,366)	-3%
General and administrative	543,912	758,761	(214,849)	-28%
Depreciation and amortization	49,882	72,985	(23,103)	-32%
Change in fair value of contingent consideration	(64,272)	-	(64,272)	-%
Total operating expenses	1,170,339	1,429,389	(259,050)	-18%
Loss from operations	(883,167)	(1,018,252)	135,085	13%
Other income:
Other income	105,568	54,201	51,367	95%
Total other income	105,568	54,201	51,367	95%
Net loss	$(777,599)	$(964,051)	$186,452	19%

Weighted average common shares outstanding - basic and diluted	1,424,649	1,382,730

Net loss per common share - basic and diluted	$(0.55)	$(0.70)

Revenues

Revenue for the three months ended March 31, 2025, was approximately $287,000, as compared to approximately $411,000 for the three months ended March 31, 2024, a decrease of approximately $124,000, or 30%. The decrease in revenue for the period was due primarily to a decrease in platform revenue, related to our legacy debt business. Offsetting this decrease was an increase in subscription revenue, related to our SaaS software business. In 2024, the Company started to market, its lender marketplace (“Janover Pro”), its equity marketplace (“Janover Engage”), and its artificial intelligence technology (“Janover AI”) as a software as a service. Subscription Revenue also includes revenue from Janover Connect, formerly known as Groundbreaker, our real estate syndication software and investor portal and from our Insurtech subsidiary. The revenue derived from these SaaS subscriptions will be recognized over the term of the SaaS agreement. Subscription revenue was approximately $191,000 for the three months ended March 31, 2025, compared to approximately $73,000 for the same period in the prior year. For the three months ended March 31, 2025, approximately 67% of our total revenue was recurring revenue, compared to 18% for the same period in the prior year. In fiscal 2025, we will continue to focus on transitioning from transactional platform fee debt revenue to the more predictable and profitable recurring SaaS subscription revenue. As of March 31, 2025, our ARR reached approximately $1.4 million, compared to approximately $287,000 as of March 31, 2024, an increase of 379%. ARR increased sequentially by approximately 69%, which was approximately $812,000 for the year ended December 31, 2024. ARR represents an annualization of our recurring revenue, which assumes a full year of revenue.

Operating Expenses

Cost of Revenues

Cost of revenue for the three months ended March 31, 2025, was approximately $7,000, as compared to $8,600 for the three months ended March 31, 2024. The entire cost of revenue balance consists of software and hosting costs related to our subscription revenue. Cost of revenue represents approximately 2% of total revenue for the three months ended March 31, 2025 and 2024.

Our operating expenses by category for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended
	March 31,
	2025	2024	Change	Change %
Sales and Marketing Expenses:
Compensation and benefits	$348,996	$355,995	$(6,999)	-2%
Advertising & marketing	81,728	31,707	50,021	158%
Stock based compensation	10,117	4,494	5,623	125%
Other	23,998	23,430	568	2%
Total sales and marketing expenses	$464,839	$415,626	$49,213	12%

Research and Development Expenses:
Compensation and benefits	$144,652	149,610	$(4,958)	-3%
Stock based compensation	4,993	2,750	2,243	82%
Software license fees	19,373	21,024	(1,651)	-8%
Total research and development expenses	$169,018	$173,384	$(4,366)	-3%

General and Administrative Expenses:
Compensation and benefits	$256,139	332,663	$(76,524)	-23%
Stock based compensation	38,611	100,911	(62,300)	-62%
Professional fees and insurance	203,702	249,974	(46,272)	-19%
Office related expenses	20,597	30,564	(9,967)	-33%
Information technology support	6,287	5,955	332	6%
Other	18,576	38,694	(20,118)	-52%
Total general and administrative expenses	$543,912	$758,761	$(214,849)	-28%

Sales and marketing expenses

Our sales and marketing costs are primarily comprised of personnel and advertising costs. Sales and marketing expenses for the three months ended March 31, 2025 was approximately $465,000, compared to approximately $416,000 for the three months ended March 31, 2024, an increase of approximately $49,000, or 12%. The majority of the increase for the quarter can be attributed to increased online advertising costs to promote of SaaS subscription software products. As we continue to improve the efficiency of our sales and marketing efforts, leveraging our search engine optimization and our artificial intelligence engine, we expect to continue to optimize and increase our advertising and marketing expenses to help drive subscription revenue, while lowering our customer acquisition costs, to drive a more productive sales and marketing spend.

Research and development expenses

Our research and development costs are primarily comprised of personnel costs with a minimal amount of software license fees to support the development of our platform. Research and development expenses for the three months ended March 31, 2025, was approximately $169,000, compared to approximately $173,000 for the three months ended March 31, 2024, a decrease of approximately $4,000, or 3%. The decrease for the period can be attributed to a decrease in compensation and benefits related to a reduction in personnel. We will continue to focus on developing our platform and our AI for the benefit of driving customer value on our marketplace, which we believe will drive long term value to customers and our shareholders.

General and administrative expenses

Our general and administrative costs include personnel costs, accounting, legal, rent, and other overhead expenses. General and administrative expenses for the three months ended March 31, 2025, was approximately $544,000, compared to approximately $759,000 for the three months ended March 31, 2024, a decrease of approximately $215,000, or 28%. During the three months ended March 31, 2025, there was a $77,000 decrease in compensation and benefits due to a reduction in personnel and a $62,000 decrease in stock-based compensation expense, which was primarily related to the issuance of common stock for IPO services, the cancellation of employee stock options and the issuance of common stock in connection with the IPO in fiscal 2023. There was also an $46,000 decrease in professional fees and insurance during the three months ended March 31, 2025, related to a reduction in investor relations fee and insurance premium during the period.

Depreciation and amortization expenses

Depreciation and amortization expenses were approximately $50,000 for the three months ended March 31, 2025, compared to approximately $73,000 for the three months ended March 31, 2024. Amortization expense, which makes up the majority of the balance, relates to Groundbreaker’s developed technology, which is being amortized over a three-year period. Depreciation expense relates to the company’s fixed assets, which comprises of computer equipment and furniture. The $23,000 reduction to depreciation and amortization was attributed a greater amortization expense in the prior year which included an additional month of amortization related to the Groundbreaker, rebranded as Janover Connect, acquisition in November 2023.

Change in fair value of contingent consideration

In relation to the Groundbreaker, rebranded as Janover Connect, acquisition in November 2023, the Company recognized a contingent consideration liability in the amount of $179,000. This amount represented the fair value of the earnout provisions and probabilities related to the earnout provisions in the original asset purchase agreement. As of March 31, 2025, it was determined that two of the three earnout provisions were not achievable and the fair value of the liability was reduced by approximately $64,000, compared to $0 for the three months ended March 31, 2024. As of March 31, 2025, the contingent consideration liability was $115,000, and this amount will be further evaluated in future periods.

Other income

Other income for the three months ended March 31, 2025 was approximately $105,000 compared to other income of approximately $54,000 for the three months ended March 31, 2024, an increase to other income of approximately $51,000. The majority of the other income increase was due to a change in the fair value of marketable securities, as of March 31, 2025, resulting in an increase of approximately $85,000, offset by a decrease in interest income earned during the period.

Liquidity and Capital Resources

Our principal liquidity requirements are for working capital to fund our sales, marketing, research and development and administrative expenditures. To date, we have funded our liquidity requirements primarily through cash on hand, cash flows from operations, as well as equity and equity-related financing. As of March 31, 2025 and December 31, 2024, we had approximately $1.8 million and approximately $2.5 million of cash and cash equivalents, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $10.1 million which included incurred net losses of approximately $778,000 and $964,000 during the three months ended March 31, 2025 and 2024, respectively. We had cash used in operations of approximately $786,000 for the three months ended March 31, 2025, compared to cash used in operations of approximately $1.1 million for the same period for the prior year.

Our business plan is focused on growth, as we transition away from transactional platform fee revenue and move more toward the more predictable subscription recurring revenue, to achieve significant market penetration over the shortest possible time horizon. As such, we intend to continue to invest in research and development, sales and marketing, and general and administrative expenses to drive that growth.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
	March 31,
	2025	2024	Change
Net cash used in operating activities	$(785,639)	$(1,146,227)	$360,588
Net cash used in investing activities	$-	$(6,376)	$6,376
Net cash provided by financing activities	$69,737	$1,232	$68,505

Cash from operating activities

For the three months ended March 31, 2025, cash used in operating activities was approximately $786,000 compared to approximately $1.1 million for the three months ended March 31, 2024. The decrease in cash used in operating activities was the result of funding changes in our working capital balances, primarily accounts receivable, accounts payable and accrued expenses, deferred revenue, as well as our increased loss from operations in fiscal 2024.

Cash from investing activities

For the three months ended March 31, 2025, cash from investing activities were $0 compared to approximately $6,000 for the three months ended March 31, 2024. The decrease in cash used in investing activities was related to a reduction in the purchase of property and equipment in the three months ended March 31, 2025.

Cash from financing activities

For the three months ended March 31, 2025, cash provided by financing activities was approximately $70,000 compared to approximately $1,000 for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company issued approximately 13,000 shares of its common stock, raising approximately $70,000, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. On April 15, 2025, we filed a prospectus supplement to increase our current ATM Sales Agreement from $1.5 million to $14.9 million. On May 5, 2025, we filed another prospectus supplement to increase our current ATM Sales Agreement from $14.9 million to $41.3 million, as we were no longer subject to the baby shelf S-3 limitation. Subsequent to March 31, 2025, the Company issued approximately 185,000 shares of its common stock, raising approximately $12.4 million, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. We intend to continue to utilize the Form S-3 Registration Statement and ATM Sales Agreement for the raising of future capital in fiscal 2025. There is no guarantee that we will be successful raising the maximum proceeds from this capital raise. We expect to continue to generate operating losses for the foreseeable future as we focus on revenue growth, however we expect these operating losses to decline as we continue to grow our subscription software revenue.

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

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between the customer payment and the transfer of goods or services is expected to be one year or less.

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

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date. As of December 31, 2024 the Company determined that there was an impairment to the indefinite-lived Groundbreaker brand of approximately $83,000 during the fourth quarter of fiscal 2024. It was determined by the Company that the Groundbreaker brand name was less valuable and was deemed impaired. Due to this impairment the Company changed the Groundbreaker brand name to Janover Connect and is no longer marketing the Groundbreaker brand name. There was no impairment determined necessary as of March 31, 2025.

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

Crypto Currency Treasury Risk

As part of our capital allocation strategy for assets that are not required to provide immediate working capital for our ongoing operations, we have invested and will continue to accumulate SOL. As of the date of this filing, we had purchased approximately $ 103 million of SOL, including staking rewards. The price of SOL has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL.

Any decrease in the fair value of SOL could require us to incur an unrealized loss on the SOL investment, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, the application of generally accepted accounting principles in the United States with respect to SOL remains uncertain in some respects, and any future changes in the manner in which we account for our SOL assets could have a material adverse effect on our financial results and the market price of our common stock. In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our SOL holdings, the price of SOL may significantly influence the market price of our common stock.

Historically, crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SOL at favorable prices or at all. Further, SOL we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SOL or otherwise generate funds using our SOL holdings, including in particular during times of market instability or when the price of SOL has declined significantly. If we are unable to sell our SOL, enter into additional capital raising transactions using SOL as collateral, or otherwise generate funds using our SOL holdings, or if we are forced to sell our SOL at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Company’s principal executive officer and principal financial and accounting officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024 and March 31, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 and March 31, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024 and its unaudited condensed consolidated financial statements as of March 31, 2025, management identified material weaknesses in its internal control over financial reporting. The material weaknesses have not been remediated as of the date of this filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have a formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, and (iii) the Company’s does not have sufficient accounting personal to ensure adequate segregation of duties. Management has concluded that these material weaknesses arose because the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls, as well as proper documentation of general IT controls over access, segregation of duties, security, and change management. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing their accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed and the controls have been operating effectively for a sufficient period of time. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that the actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods.

Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in the Company’s periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of its common stock. In addition, we would not be able to continue to be listed on Nasdaq, which could have an adverse effect on the liquidity of your investment. Our management will monitor the effectiveness of our remediation plans in fiscal 2025 and will make changes management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2025, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In connection with the Change of Control announcement on April 4, 2025, the Company is supplementing the risk factors previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), with the following risk factors. These risk factors should be read in conjunction with the risk factors included in the Form 10-K.

Our financial results and the market price of our common stock may be affected by the prices of Solana (“SOL”).

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we may invest in SOL. The price of SOL has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of SOL.

Any decrease in the fair value of SOL could require us to incur an unrealized loss on the SOL investment, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our common stock. In addition, the application of generally accepted accounting principles in the United States with respect to SOL remains uncertain in some respects, and any future changes in the manner in which we account for our SOL assets could have a material adverse effect on our financial results and the market price of our common stock.

In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our SOL holdings, the price of SOL may significantly influence the market price of our common stock.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our SOL assets, we may lose some or all of our SOL assets and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to our investment in SOL. While we use highly reviewed and audited custody solutions, a successful security breach or cyberattack could result in a partial or total loss of our SOL assets in a manner that may not be covered by insurance or indemnity provisions of our custody agreements with those custodians. Such a loss could have a material adverse effect on our financial condition and results of operations.

We face other risks related to our SOL treasury reserve business model.

Our SOL treasury reserve business model exposes us to various risks, including the following:

●	SOL and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our SOL strategy subjects us to enhanced regulatory oversight.

●	Regulatory changes could impact our ability to operate validators or receive rewards.

●	Regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations.

●	Potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities.

●	We could be subject to lawsuits alleging violations of securities laws if SOL is deemed a security.

●	If our SOL holdings and staking activities are deemed to meet the definition of an “investment company” under the Investment Company Act of 1940, we could face compliance obligations or enforcement actions.

●	The Securities and Exchange Commission has previously referred to SOL as a potential security in enforcement actions against major exchanges, though those cases have since been dismissed.

●	Our operations may be subject to enhanced scrutiny and compliance requirements if SOL is classified as a security in the future.

●	Uncertainty around SOL’s regulatory status may impact our ability to list on certain exchanges.

●	Changes in political administration may not guarantee a favorable regulatory environment for SOL.

●	Future Securities and Exchange Commission actions or court decisions could retroactively classify SOL as a security, potentially leading to penalties or forced unwinding of transactions.

●	Increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Convertible Notes and Warrants

On April 4, 2025, the Company entered into securities purchase agreements (the “Securities Purchase Agreements”) with the investors identified on the signature pages thereto (the “Investors”), pursuant to which the Company issued to the Investors approximately $42.0 million in aggregate principal amount of convertible notes (the “Notes”), which are convertible into the Company’s common stock, par value $0.00001 per share (“Common Stock”), together with warrants issued for each $1,000 in principal amount of convertible notes purchased to purchase (1) approximately 8.333 shares of Common Stock at an exercise price of $120 per share (“Warrant 1”) and (2) approximately 6.666 shares of Common Stock at an exercise price of $150 per share (“Warrant 2” and, together with Warrant 1, the “Warrants”).

ATM Offering

On August 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Sales Agreement”) with R.F. Lafferty & Co., Inc., as sales agent, to sell, from time to time, shares of its common stock having an aggregate offering price of up to $0.99, through an “at the market” offering pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-281185), as supplemented by a prospectus supplement. As of December 31, 2024, there has been no activity to report with the Form S-3 Registration Statement and ATM Sales Agreement. As of the March 31, 2025, the Company issued approximately 13,000 shares of its common stock, raising approximately $70,000, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. On April 15, 2025, we filed a prospectus supplement to increase our current ATM Sales Agreement from $1.5 million to $14.9 million. On May 5, 2025, we filed another prospectus supplement to increase our current ATM Sales Agreement from $14.9 million to $41.3 million, as we were no longer subject to the baby shelf S-3 limitation. Subsequent to March 31, 2025, the Company issued approximately 185,000 shares of its common stock, raising approximately $12.4 million, in conjunction with its Form S-3 Registration Statement and ATM Sales Agreement. We intend to continue to utilize the Form S-3 Registration Statement and ATM Sales Agreement for the raising of future capital in fiscal 2025.

Securities Purchase Agreement for Private Investment in a Public Entity

On May 1, 2025, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with the investors identified on the signature pages thereto (“Investors”) and a related registration rights agreement in connection with the issuance and sale in a private placement of the following securities to the Investors for gross proceeds of approximately $24.0 million: (i) 315,838 shares (the “Shares”) of the Company’s common stock, par value $0.00001 per share and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 207,679 shares of common stock upon the exercise of the Pre-Funded Warrants at an exercise price of $0.01 per share. The purchase price for one share of Common Stock was $46.00 and the purchase price for one Pre-Funded Warrant was $45.99 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
3.1#	Amended and Restated Certificate of Incorporation of DeFi Development Corp (formerly Janover Inc.)
3.2#	Series A Preferred Stock Certificate of Designation
3.3#	Amended and Restated Bylaws
3.4#	Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split
10.1#	DeFi Development Corp (formerly Janover Inc.) 2021 Equity Incentive Plan
10.2##	DeFi Development Corp (formerly Janover Inc.) 2023 Equity Incentive Plan
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Principal Financial Office.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Incorporated by reference to the same exhibit number in the Company’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.
##	Incorporated by reference to the same exhibit number in the Company’s Quarterly Report, filed with the Securities and Exchange Commission on November 14, 2023.

*	Filed herewith

**	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DeFi DEVELOPMENT CORP (FORMERLY JANOVER INC.)
(Registrant)

Date: May 14, 2025	By:	/s/ Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)