Form 10-K/A
period 2024-12-31
DeFi Development Corp.
filed 2025-05-16
CIK 1805526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-41748

DEFI DEVELOPMENT CORP.

(f/k/a JANOVER INC.)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.0 million on the closing sales price of the registrants Common Stock on that date, as reported on the NASDAQ Capital Market.

As of May 16, 2025, the Company had 2,066,711 shares of common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

DeFi Development Corp. (f/k/a/ Janover Inc.) (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend its original Annual Report on Form 10-K for the year ended December 31, 2024 originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Original Form 10-K”). This Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s subsequent reports filed with the SEC. Except for the information specifically amended and restated herein, this Form 10-K/A has not been updated to reflect events, results or developments that occurred after the date of the Original Form 10-K nor does it change any other disclosures contained in the Original Form 10-K.

This Form 10-K/A is being filed to supplement the description of management’s report on internal control over financial reporting in Part II, Item 9A. “Controls and Procedures” of the Original Form 10-K. Accordingly, Part II, Item 9A. “Controls and Procedures” is hereby amended in its entirety. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A revises Part IV. Item 15. “Exhibits and Financial Statements” to include new certifications of the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this Form 10-K/A. Except as described above, no other changes have been made to the Original Form 10-K.

PART II

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management. With the participation of the Company’s principal executive officer and principal financial and accounting officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2024. Based on such evaluation, the Company’s principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024, solely as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company’s consolidated financial statements.

All internal control systems, no matter how well designed, have inherent limitations, such that no evaluation of controls can provide absolute assurance that all control issues are detected. Also, projections of any evaluation of effectiveness to future periods are subject to risks, including that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Therefore, any current evaluation of controls cannot and should not be projected to future periods.

Our management conducted an assessment regarding the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's assessment, we concluded that our internal control over financial reporting was not effective as of December 31, 2024 because of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s consolidated financial statements as of December 31, 2024, management identified material weaknesses in the Company’s internal control over financial reporting. The material weaknesses have not been remediated as of the date of this filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified related to the facts that (i) the Company did not have a formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning; (ii) the Company did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management; and (iii) the Company does not have sufficient accounting personnel to ensure adequate segregation of duties. Management has concluded that these material weaknesses arose because the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

Effective internal controls are necessary to provide reliable financial reports and prevent fraud, and material weaknesses could limit the ability to prevent or detect a misstatement of accounts or disclosures that could result in a material misstatement of annual or interim financial statements. To address the material weaknesses, the Company will need to add personnel as well as implement additional financial reporting processes and related internal controls, as well as proper documentation of general IT controls over access, segregation of duties, security, and change management. Management intends to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further enhancing the Company’s accounting processes and risk assessment, and by designing, implementing and monitoring the respective controls. Management will not be able to fully remediate these material weaknesses until these steps have been completed, and the controls have been operating effectively for a sufficient period of time. To that end, the Company has already started to remediate such material weaknesses, having hired three additional members of the accounting and finance department, for example. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects or that any additional actions that management may take in the future will be sufficient to remediate the control deficiencies that led to the material weaknesses in internal control over financial reporting or that they will prevent or detect potential future material weaknesses. Management will monitor the effectiveness of the Company’s remediation plans in fiscal 2025 and may make changes management deems to be appropriate.

The Company’s current controls and any new controls that management develops may become inadequate because of changes in conditions in the business and weaknesses in disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm the operating results or cause the Company to fail to meet the reporting obligations and may result in a restatement of the Company’s financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of the internal control over financial reporting required to be included in the Company’s future periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in the Company’s reported financial and other information, which would likely have a negative effect on the trading price of its common stock.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibits

Exhibit No.	Description
23.1*	Consent of dbbmckennon, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).
31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DeFi Development Corp. (f/k/a Janover Inc.)

Date: May 16, 2025	By:	/s/ Joseph Onorati
Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Joseph Onorati and Fei (John) Han, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Date: May 16, 2025	By:	/s/ Joseph Onorati
Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 16, 2025	By:	/s/ Fei (John) Han
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 16, 2025	By:	/s/ William Caragol
Director

Date: May 16, 2025	By:	/s/ Marco Santori
Director

Date: May 16, 2025	By:	/s/ Zachary Tai
Director

Date: May 16, 2025	By:	/s/ Blake Janover
Director

II-4