Form 10-Q
period 2025-06-30
DeFi Development Corp.
filed 2025-08-14
CIK 1805526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 14, 2025, the registrant had a total of 21,045,049 shares of its common stock, par value $0.00001 per share, issued and outstanding.

DEFI DEVELOPMENT CORP

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends impacting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

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
•
Future reward yields related to operating validator nodes;
•
Uncertainties related to future staking reward yields;
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
•
The outcome of any legal or governmental proceedings that may be instituted against us; and
•
Other factors detailed under the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission ("SEC") on March 27, 2025, as amended on May 16, 2025, and in the Company’s Form S-1, which was filed with the SEC on June 11, 2025, as amended on June 23, 2025.

Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our objectives and plans will be achieved. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date of this report and we do not assume any responsibility to update these forward-looking statements, except as required by law.

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFI DEVELOPMENT CORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,470	$2,517
Accounts receivable, net	1,093	195
Prepaid expenses	585	109
Marketable securities	595	340
Deferred offering costs	835	114
Total current assets	5,578	3,275
Accounts receivable, non-current	30	42
Property and equipment, net	—	41
Digital assets, at fair value	89,239	—
Digital assets, at carrying value, net	7,891	—
Goodwill	607	607
Intangible assets, net	3,725	378
Other assets	107	20
Operating lease right-of-use asset, net	53	13
Total assets	$107,230	$4,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,250	$340
Deferred revenue	1,422	239
Loans payable	427	—
Current portion of operating lease liability	43	14
Total current liabilities	5,142	593
Long-term debt	21,210	—
Contingent consideration	115	179
Deferred revenue, non-current	43	102
Deferred income taxes	1,107	—
Total liabilities	27,617	874
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, undesignated, $0.00001 par value and stated value, 9,899,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series A Preferred stock, $0.00001 par value and stated value, 100,000 shares authorized, 10,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Series B Preferred stock, $0.00001 par value and stated value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 17,402,299 and 9,909,473 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	74,329	12,872
Accumulated earnings (deficit)	5,284	(9,370)
Total stockholders’ equity	79,613	3,502
Total liabilities and stockholders’ equity	$107,230	$4,376

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DEFI DEVELOPMENT CORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$1,986	$441	$2,273	$852
Operating expenses:
Cost of revenue	28	8	34	17
Sales and marketing	681	414	1,146	829
Research and development	313	154	482	327
General and administrative	4,677	667	5,221	1,426
Depreciation and amortization	291	50	341	123
(Gain) loss from changes in fair value of digital assets	(21,194)	—	(21,194)	—
(Gain) loss from changes in fair value of contingent consideration	—	—	(64)	—
Total operating expenses	(15,204)	1,293	(14,034)	2,722
Operating income (loss)	17,190	(852)	16,307	(1,870)
Interest expense	(776)	—	(776)	—
Gain (loss) from changes in fair value of marketable securities	170	—	255	—
Other income (expense)	49	47	69	101
Income (loss) before income taxes	16,633	(805)	15,855	(1,769)
Income tax (expense) benefit	(1,201)	—	(1,201)	—
Net income (loss)	$15,432	$(805)	$14,654	$(1,769)

Net income (loss) per share:
Basic	$1.09	$(0.08)	$1.21	$(0.18)
Diluted	$0.84	$(0.08)	$1.05	$(0.18)

Weighted-average shares outstanding:
Basic	14,136	9,682	12,066	9,680
Diluted	19,332	9,682	14,685	9,680

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DEFI DEVELOPMENT CORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances at December 31, 2024	10,000	$—	9,909,473	$—	$12,872	$(9,370)	$3,502
Issuance of common stock, net of offering costs	—	—	102,081	—	70	—	70
Share-based compensation	—	—	—	—	54	—	54
Net income (loss)	—	—	—	—	—	(778)	(778)
Balances at March 31, 2025	10,000	$—	10,011,554	$—	$12,996	$(10,148)	$2,848
Issuance of common stock, net of offering costs	—	—	3,503,535	—	36,015	—	36,015
Issuance of common stock for asset acquisition	—	—	604,884	—	3,000	—	3,000
Exercise of share-based awards	—	—	580,846	—	94	—	94
Share-based compensation	—	—	—	—	952	—	952
Discount on convertible notes	—	—	—	—	11,704	—	11,704
Warrants exercised	—	—	1,362,018	—	2	—	2
Conversion of convertible notes	—	—	1,339,462	—	9,566	—	9,566
Net income (loss)	—	—	—	—	—	15,432	15,432
Balances at June 30, 2025	10,000	$—	17,402,299	$—	$74,329	$5,284	$79,613

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	10,000	$—	9,666,108	$—	$12,460	$(6,644)	$5,816
Issuance of common stock, net of offering costs	—	—	15,396	—	1	—	1
Share-based compensation	—	—	—	—	108	—	108
Net (income) loss	—	—	—	—	—	(964)	(964)
Balances at March 31, 2024	10,000	$—	9,681,504	$—	$12,569	$(7,608)	$4,961
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	105	—	105
Net income (loss)	—	—	—	—	—	(805)	(805)
Balances at June 30, 2024	10,000	$—	9,681,504	$—	$12,674	$(8,413)	$4,261

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DEFI DEVELOPMENT CORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Operating Activities
Net income (loss)	$14,654	$(1,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Digital assets received as revenue	(1,206)	—
Digital assets paid for expenses	20	—
Depreciation and amortization	341	123
Amortization of debt discount	529	—
Share-based compensation	1,006	213
Deferred income taxes	1,201	—
(Gain) loss from changes in fair value of digital assets	(21,194)	—
(Gain) loss from changes in fair value of marketable securities	(255)	—
(Gain) loss from changes in fair value of contingent consideration	(64)	—
Changes in operating assets and liabilities:
Accounts receivable	(886)	(25)
Prepaid expenses	207	59
Other assets	(84)	(78)
Accounts payable and accrued expenses	2,561	(352)
Deferred revenue	1,124	3
Right of use liability, net	(11)	(1)
Net cash used in operating activities	(2,057)	(1,827)
Investing Activities
Purchase of digital assets	(60,605)	—
Acquired intangible assets	(644)	—
Purchases of property and equipment	(2)	(13)
Net cash used in investing activities	(61,251)	(13)
Financing Activities
Repayments of short-term debt	(53)	—
Proceeds from convertible notes	31,000	—
Proceeds from issuance of common stock, net of offering costs	32,840	—
Proceeds from warrant exercises	2	—
Proceeds from issuance of common stock under employee stock plans	94	1
Payments of offering costs	(622)	—
Net cash provided by financing activities	63,261	1
Net increase (decrease) in cash and cash equivalents	(47)	(1,839)
Cash and cash equivalents, at beginning of period	2,517	5,076
Cash and cash equivalents, at end of period	$2,470	$3,237

Supplemental Information of Cash Paid Information
Cash paid for interest	$6	$—
Cash paid for taxes	$23	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock issued for asset acquisition	$3,000	$—
Digital assets received from convertible notes and warrants	$10,950	$—
Digital assets received from common stock issuances	$3,150	$—
Issuance of common stock on convertible notes	$9,566	$—
Financing of prepaid insurance premiums	$516	$—

See the accompanying notes to the unaudited interim condensed consolidated financial statements.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW

DeFi Development Corp (“DeFi Dev", the “Company”, "we", "our", "us") is an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages. We also generate revenue through our digital asset treasury strategy by staking our Solana ("SOL") holdings with third party platforms and from operating validator nodes on the Solana network.

We were originally formed as Janover Ventures, LLC on November 28, 2018, in the State of Florida as a limited liability company and converted to a corporation, incorporated in the State of Delaware on March 9, 2021. Effective April 17, 2025, the Company changed its name from “Janover Inc.” to “DeFi Development Corp”. We also changed the ticker symbol for our common stock to “DFDV” on the Nasdaq Capital Market, which was changed on May 5, 2025. The Company is headquartered in Boca Raton, Florida.

In April 2025, we adopted a new treasury policy under which the principal holding in our treasury reserve on the balance sheet is allocated to digital assets, starting with Solana. The Board of Directors approved our treasury policy on April 4, 2025, authorizing the long-term accumulation of SOL. We also operate SOL validators, enabling us to stake our treasury assets, participate in securing the network, and earn rewards that can be reinvested.

Change of Control

On April 4, 2025, Blake Janover, then Chief Executive Officer and Chairman of DeFi Development Corp (formerly Janover Inc.), entered into a Stock Purchase Agreement (“Purchase Agreement”) with DeFi Dev LLC, a Delaware limited liability company, and 3277447 Nova Scotia Ltd, a corporation formed under the laws of Nova Scotia, Canada (“NS Corp”) to sell 728,632 shares of common stock, with each share of common stock entitled to one vote per share and representing approximately 51.0% of the Company’s 1,579,946 issued and outstanding shares of common stock and 10,000 shares of Series A preferred stock of the Company, with each share of Series A preferred stock entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law. DeFi Dev LLC and NS Corp were previously unaffiliated parties to the Company. DeFi Dev LLC purchased 412,041 shares of common stock and 5,500 shares of Series A preferred stock for $2.3 million utilizing funds contributed by its managing member and other members. A portion of the funds for the purchase of shares by DeFi Dev LLC came from a loan from Joseph Onorati. NS Corp purchased 316,591 shares of common stock and 4,500 shares of Series A preferred stock for $1.7 million utilizing funds contributed by its controlling stockholder. The aggregate purchase price was $4.0 million. The transactions under the Purchase Agreement constituted a change in control of the Company.

The change of control is considered a business combination under Accounting Standards Codification Topic 805, Business Combinations ("ASC 805"), with DeFi Dev LLC and NS Corp identified as the accounting acquirer and us the acquiree. We have elected not to apply pushdown accounting as allowed under ASC 805 which is irrevocable once elected. As a result, our assets and liabilities continue to be presented at historical carrying amounts and no fair value adjustments or goodwill were recorded in our consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) interim reporting guidelines under Article 8-06 of Regulation S-X (17 CFR Part 210) for smaller reporting companies. Our condensed consolidated financial statements do not include all the disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with SEC on March 27, 2025 and Amendment No.1 to the Annual Report on Form 10-K/A, filed with the SEC on May 16, 2025.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation of our financial position and results of operations for all interim periods presented. The consolidated results of operations for the interim periods presented are not necessarily indicative of results to be expected for the full year or any other interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DeFi Dev and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

As a result of the change of control and the Company's new treasury strategy, reclassifications have been made to prior periods to conform to classifications used in the second quarter 2025. Such reclassifications had no effect on previously reported results.

Change in Operating Segments

In the second quarter of 2025, as a result of the previously mentioned treasury policy, management re-evaluated our segment reporting structure and determined that we now operate in two reportable segments. Historically, we operated as a single operating segment focused on our real estate technology platform. The change in reportable segments had no effect on previously reported results. See Note 4—Segments, for further discussion.

Stock Splits

Effective December 30, 2024, we had a one-for-eight reverse stock split of the Company's common stock. Additionally, on May 6, 2025 our Board of Directors approved a seven-for-one forward stock split of the Company's common stock to shareholders of record as of the close of business on May 19, 2025. All share, per share data and related pricing have been adjusted to reflect the previously mentioned stock splits for all periods presented.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results may differ significantly from these estimates and assumptions. Our most significant estimates and assumptions relate to acquisitions, valuation of share-based compensation, valuation of contingent consideration, valuation and useful lives of our fixed and intangibles assets and our valuation allowances on receivables and deferred taxes. Management evaluates these estimates and assumptions on an ongoing basis using the most current information available and changes are made in the period they are known.

Fair Value Measurements

We determine fair value measurements for certain assets and liabilities in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements ("ASC 820"), which defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. ASC 820 establishes a framework for valuation techniques, prioritized by reliability, according to the following tiers:

Level 1	Unadjusted quoted prices in active markets for identical assets and liabilities
Level 2

Quoted prices for similar assets and liabilities in active markets; quoted prices for similar or identical assets and liabilities in markets that are not active; valuation models in which all significant inputs are derived from observable market data

Level 3

Unobservable valuation model inputs for assets and liabilities such as discounted cash flow models or similar techniques; inputs for fair value instruments; includes assumptions and may require significant judgment and estimation by management

We use this framework to measure the fair value of certain financial instruments on a recurring basis, such as our cash and cash equivalents, accounts receivables, marketable securities, digital assets at fair value, and contingent consideration, as well as on a non-recurring basis for our acquisitions and impairment testing on our property and equipment, intangible assets and digital assets, at carrying value. See Note 13—Fair Value Measurements for further discussion.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Business Combinations

We account for business combinations in accordance with ASC 805. Under ASC 805, we recognize the estimated fair value of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date and any remaining unallocated purchase price is recorded as goodwill. In the event that the initial accounting for a business combination is incomplete by the end of the reporting period, management will include preliminary amounts based on the established framework under ASC 820 within the consolidated financial statements and will subsequently recognize adjustments to the preliminary amounts with an adjustment to goodwill in the reporting period in which the adjustments to the preliminary amounts are determined. Incomplete accounting, if any, for a business combination must be finalized within the measurement period, which is one year from the acquisition date. Any subsequent adjustments determined after the measurement period are recorded in our Condensed Consolidated Statement of Operations.

Cash and Cash Equivalents

Our cash and cash equivalents consist of money market and demand deposit accounts held at various financial institutions and at digital asset platforms. The carrying amounts of our cash and cash equivalents approximate their fair value.

Accounts Receivable

Accounts receivable represent amounts due from customers for our subscription based services and platform fees, including referral and advisory fees. A portion of our accounts receivable is classified as non-current due to the long-term nature of certain software subscription agreements and is recorded in Accounts Receivable, non-current as stated on our Condensed Consolidated Balance Sheets. We record these receivables at the contractual amount, net of any allowance for doubtful accounts. We assess an allowance for doubtful accounts using the current expected credit loss methodology as stated under Accounting Standards Topic 326, Financial Instruments—Credit Losses ("ASC 326"). As of June 30, 2025 and December 31, 2024 we had an allowance for doubtful accounts of $22.0 thousand and zero, respectively.

Marketable Securities

Our marketable securities are comprised of publicly traded stock. We account for these marketable securities in accordance with Accounting Standards Codification Topic 321, Investments—Equity Securities ("ASC 321"). Under ASC 321, we initially record these marketable securities at cost on our Condensed Consolidated Balance Sheets and then subsequently remeasure at fair value at each balance sheet date. We determine the fair value in accordance with ASC 820 based on Level 1 inputs that use unadjusted quoted market prices from active markets. Changes from remeasurement are recorded within Gain (loss) from changes in fair value of marketable securities, as stated on our Condensed Consolidated Statement of Operations. See Note 13—Fair Value Measurements for further discussion.

Property and Equipment

Property and equipment are stated a cost less accumulated depreciation. We depreciate property and equipment on a straight-line basis over the estimated useful life of the asset, as follows: three to five years for computer and hardware and five to seven years for furniture and fixtures. We capitalize the cost of any significant improvements made to extend the useful life of our property and equipment. Upon the sale or retirement of an asset, that is not considered a discontinued operation, we remove the cost and the associated accumulated depreciation from property and equipment and record any related gains or losses in our Condensed Consolidated Statement of Operations.

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We evaluate recoverability by comparing the carrying value to its fair value, based on Level 3 inputs, which is calculated using the future cash flows that the asset is expected to generate.

See Note 7—Property and Equipment, net for further discussion.

Digital Assets

Digital assets are considered intangible assets under Accounting Standards Codification Subtopic 350-60, Intangibles—Goodwill and Other—Crypto Assets ("ASC 350-60"). Under ASC 350-60, digital assets that meet the definition of intangible assets, among other criteria, are initially recorded at cost and are then subsequently remeasured at fair value as of the balance sheet date with changes from remeasurement recognized in net income. We account for changes from remeasurement within (Gain) loss from changes in fair value of digital assets, as stated on our Condensed Consolidated Statement of Operations.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Digital assets that we hold that do not meet the criteria under ASC 350-60 are accounted for as intangible assets with indefinite useful lives and are initially recorded at cost and are not amortized but instead are tested for impairment at least annually, or more frequently, if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As such, these digital assets are reflected in our Condensed Consolidated Balance Sheets, at cost net of any impairments within Digital assets, at carrying value. We evaluate impairments on these digital assets on at least an annual basis, or more frequently if events or changes in circumstances occur and use Level 1 inputs, unadjusted quoted prices in active markets, for the fair value to determine if an impairment has occurred. If unadjusted quoted prices in active markets for our digital assets are lower than the carrying value recorded, then we will record an impairment charge equal to the difference between the carrying value and the fair value. Impairment charges are recognized within (Gain) loss on changes in fair value of digital assets, as stated on our Condensed Consolidated Statements of Operations.

When we receive digital assets earned on third party staking platforms or from operating our validator nodes, we will initially record them at fair value on the date the digital assets are received. Upon the disposal of digital assets, any gains or losses are recognized in (Gain) loss on changes in fair value of digital assets, as stated on our Condensed Consolidated Statement of Operations, and are calculated as the difference between the selling price and our carrying value, using the specific identification method. See Note 5—Digital Assets for further discussion.

Intangible Assets

We account for finite-lived intangible assets in accordance with Accounting Standards Codification Topic 350, Intangibles ("ASC 350"). Under ASC 350, finite-lived intangible assets are amortized and consist of our validators, developed technology and customer database. These intangible assets are amortized on a straight-line basis over their estimated useful life. We periodically review the appropriateness of the estimated useful life of our finite-lived intangible assets. Additionally, we will evaluate these assets for impairments whenever events or circumstances indicate that the carrying amount may not be recoverable over the remaining life of the asset.

We have an indefinite-lived intangible asset and account for it in accordance with ASC 350. Under ASC 350, the indefinite-lived intangible asset is not amortizable and consist of our domain name. Our indefinite-lived intangible asset is tested for impairment at least annually or whenever events or circumstances indicate an impairment may have occurred. If we determine that the fair value is lower than the carrying value recorded, then it is more likely than not that our domain name is impaired, and we will record a charge equal to the difference between the carrying value and the fair value on our Condensed Consolidated Statements of Operations.

See Note 8—Goodwill and Intangibles for further discussion.

Goodwill

Goodwill is calculated as the excess of the purchase price of an acquisition over the identifiable net assets acquired. We account for goodwill in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other. Under ASC 350, it is not subject to amortization but is instead tested at least annually for impairment at the reporting unit level. We test for goodwill impairment in the fourth quarter of each fiscal year or whenever events or circumstances indicate an impairment may have occurred. ASC 350 permits us to first assess qualitative factors, to determine whether it is necessary to perform a qualitative impairment test for our reporting units. The quantitative impairment test is required only if we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount. We will perform the qualitative test, if necessary, using Level 2 and Level 3 inputs including, among other models, the discounted future cash flows method to determine the fair value. If the fair value of the reporting unit exceeds the carrying amount then goodwill is considered not to be impaired. However, if the carrying value amount of the reporting unit exceeds the fair value then an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Note 8—Goodwill and Intangibles for further discussion.

Revenue

We recognize revenue in accordance with the five-step model outlined in Accounting Standard Codification Topic 606—Revenue from Contracts with Customers ("ASC 606"). This model helps us identify the contract we have with our customers, identify the performance obligation in the contract, determine the transaction price, allocate the transaction price to the performance obligation and recognize revenue as the performance obligation is satisfied. We earn revenue from our digital asset treasury strategy and by providing our real estate platform and products to customers. See Note 2—Revenue for further discussion.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cost of Revenue

Cost of revenue represents costs directly related to our products and services and include direct software costs, hosting fees and delegator fees associated with operating our own validator nodes and excludes depreciation and amortization expense. These are expensed when incurred.

Sales and Marketing

Sales and marketing includes employee-related costs, consisting of wages and salaries, commissions, share-based compensation expense and costs related to advertising for the promotion of our products and services. These are expensed when incurred. Advertising expense for the three months ended June 30, 2025 and 2024 was $244.5 thousand and $25.0 thousand, respectively. During the six months ended June 30, 2025 and 2024, advertising expense was $326.2 thousand and $57.0 thousand, respectively.

Research and Development

Research and development includes employee-related costs, consisting of wages and salaries and share-based compensation expense and costs to develop and refine technological processes used to carry out business operations, including personnel costs for website and non-capitalizable software design and development functions and related software and hosting costs. These are expensed when incurred.

General and Administrative

General and administrative includes corporate employee-related costs, consisting of wages and salaries, benefits and share-based compensation expense, professional fees, licenses and insurance and office expenses. These are expensed when incurred.

Share-Based Compensation

We account for share-based compensation in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). We measure all share-based awards granted to employees, directors and non-employee consultants based on the grant date fair value using the Black-Scholes valuation model on a straight-line basis over the vesting period of the respective award, net of any forfeitures. For awards with performance-based vesting conditions, the Company records the expense if and when the Company concludes that it is probable that the performance condition will be achieved. See Note 11—Share-Based Compensation for further discussion.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed the Federal Deposit Insurance Limit of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held at accredited financial institutions.

During the six months ended June 30, 2025 and 2024, five lenders accounted for 32% and 52%, respectively, of our real estate platform revenue. The Company may be negatively affected by the loss of any one of these lenders.

Market Risk

We are exposed to market risk related to our digital asset holdings, which are impacted by the market value of the respective digital asset held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $9.7 million for the six months ended June 30, 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Expense Disaggregation Disclosure

In November 2024, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), which enhances transparency by requiring public entities to disclose more detailed information about their income statement expenses. This includes disaggregating specific natural expense categories, like employee compensation and depreciation, within certain expense captions. ASU 2024-03

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

applies to public entities with annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are evaluating the impact this amended guidance may have on the notes to our condensed consolidated financial statements.

Income Taxes

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740) which enhances income tax disclosures related to the effective tax rate reconciliation and income taxes paid information among other disclosures. The update improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction as well as adding disclosures of pretax income or loss and income tax expense or benefit to be consistent with Regulation S-X 210.4-08(h), Rules of General Application—General Notes to Financial Statements: Income Tax Expense, and removing disclosures that no longer are considered cost beneficial or relevant. The amended guidance is effective for annual periods beginning after December 15, 2024. The guidance can be applied either prospectively or retrospectively. We are evaluating the impact this amended guidance may have on the notes to our condensed consolidated financial statements.

Disclosure Improvements

In October 2023, FASB issued Accounting Standards Update No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosures Update and Simplification Initiative”. The guidance amends certain disclosure and presentation requirements related to the statement of cash flows, accounting changes and error corrections, earnings per share, interim reporting, commitments, debt, equity, derivatives, transfers and services and various industry specific guidance. For entities subject to the SEC's existing disclosure requirements, the effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. However, if by June 30, 2027, the SEC has not removed the existing disclosure requirements, the amendments will not become effective. Early adoption is not permitted. We are evaluating the impact this amended guidance may have to our condensed consolidated financial statements.

Management does not believe that any other new accounting pronouncements issued or effective during the period had or is expected to have a material effect on the accompanying condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2—REVENUE

We earn revenue from digital assets through our treasury strategy and from providing customers with our AI-powered online real estate platform and from other value-added products and services.

DIGITAL ASSET TREASURY

We generate staking and other revenue from delegating a portion of our digital asset holdings with third-party validators. In exchange for staking our digital assets, we receive a fixed percentage of the validators total earned rewards in the form of Solana, net of commission fees. We have evaluated the terms of service with these third-party validators and have determined that we act as an agent and recognize revenue on a net basis. The amount of revenue recorded is equal to the fair value on the date the digital asset rewards are received.

We earn validator revenue from participating in the Solana network through creating and validating transactions using our owned validators. We receive this revenue in the form of Solana and the amount earned is based on several factors, including an annual inflationary rate, validator performance and the amount of SOL that is staked on our validators, which includes our own Solana holdings. We evaluated our validator arrangements and have determined that we act as the principal and recognize revenue for services provided at the end of each Solana epoch, which is less than three days, on a gross basis. We record revenue at fair value on the date we receive the SOL tokens.

REAL ESTATE PLATFORM

We earn platform revenue from fees charged to our customers that utilize our technology platform which matches lenders and borrowers. These fees include a share of the revenue per transaction by the lender, typically 1% of the loan amount, and in some cases a fixed

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

negotiated fee from the borrower. We have evaluated the terms of the contract with these customers and have determined that we act as an agent and recognize revenue on a net basis at the time the lending transaction is fully funded and closed.

We also derive revenue from our software as a service ("SaaS") offerings which provide data, transparency and other tools to help customers navigate the complex components of the multifamily and commercial property lifecycles and includes debt, equity, insurance and technology. Contracts with customers utilizing our SaaS offerings are subscription based and last between one to three years. We act as the principal in these contracts and recognize revenue ratably over the contract term on a gross basis. The amount of revenue earned is equal to the annual rate per the contract or when the services are performed throughout the contractual period.

DISAGGREGATION OF REVENUE

The following table shows the disaggregation of revenue for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Digital asset treasury	$1,206	$—	$1,206	$—
Real estate platform	780	441	1,067	852
Total revenue	$1,986	$441	$2,273	$852

DEFERRED REVENUE

The following table presents changes in both current and noncurrent deferred revenue for the periods presented:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Beginning balance	$341	$83
Deferred revenue additions	1,710	138
Revenue recognized	(586)	(134)
Ending balance	$1,465	$87

As of June 30, 2025, we had approximately $43.0 thousand of deferred revenue related to performance obligation contracts greater than one year and are therefore classified as non-current on our Condensed Consolidated Balance Sheets.

NOTE 3—NET INCOME (LOSS) PER SHARE

We computed basic net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the relevant period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the weighted average of common shares outstanding during the relevant period plus the effect of dilutive shares using the treasury stock method, which excludes shares that would have an antidilutive effect, for share-based awards and warrants and the if-converted method for the effect of shares issuable under our convertible debt instruments. In periods where we report net loss, diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items would decrease the net loss per share.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income (loss), basic	$15,432	$(805)	$14,654	$(1,769)
Add: interest expense associated with convertible notes, net of tax	714	—	712	—
Net income (loss), diluted	$16,146	$(805)	$15,366	$(1,769)

Denominator
Weighted-average of common shares outstanding, basic	14,136	9,682	12,066	9,680

Dilutive effect of shares:
Stock options	1,077	—	542	—
Restricted stock units	105	—	59	—
Convertible notes	4,004	—	2,013	—
Warrants	10	—	5	—
Weighted-average of common shares outstanding, diluted	19,332	9,682	14,685	9,680
Antidilutive shares	4,422	610	4,422	610

Net income (loss) per share
Basic	$1.09	$(0.08)	$1.21	$(0.18)
Diluted	$0.84	$(0.08)	$1.05	$(0.18)

NOTE 4—SEGMENTS

We determine operating segments based on metrics that our Chief Operating Decision Maker (“CODM”) reviews internally to manage our business, including resource allocation and performance assessment. Our CODM is the Chief Executive Officer, who regularly reviews financial results based on two operating segments consisting of Digital Asset Treasury and Real Estate Platform.

•
Digital Asset Treasury ("Treasury"): This segment is responsible for executing and managing the Company’s treasury policy, including our owned validators.
•
Real Estate Platform ("Real Estate"): This segment is responsible for providing a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, REIT, debt funds, and other financial institutions looking to deploy capital into commercial mortgages.

The CODM uses segment operating income (loss) to evaluate operating segment performance and allocate resources, including current period to prior period variances on a quarterly basis. Segment income (loss) excludes the impact of income taxes, interest expense and other income (expense) items, as these are managed at the corporate level. We do not prepare separate balance sheets by operating segment for the CODM, as such, assets are not evaluated as part of operating segment performance and resource allocation. We provide the CODM depreciation and amortization expense and impairment charges that are generated from operating segment-specific assets, as these are included in segment operating income (loss).

Accounting policies associated with our operating segment are the same as those previously described in Note 1—Overview and Significant Accounting Policies, including transactions between segments. Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidations.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below shows our segment operating income (loss) for the periods presented:

	Three Months Ended
	June 30,
	2025		2024
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$1,206	$780	$—	$441

Cost of revenue	20	8	—	8
Sales and marketing	80	601	—	414
Research and development	157	156	—	154
General and administrative	4,397	280	—	667
Depreciation and amortization	203	88	—	50
(Gain) loss from changes in fair value of digital assets	(21,194)	—	—	—
Total segment operating expenses	$(16,337)	$1,133	$—	$1,293
Segment operating income (loss)	$17,543	$(353)	$—	$(852)

	Six Months Ended
	June 30,
	2025		2024
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$1,206	$1,067	$—	$852

Cost of revenue	20	14	—	17
Sales and marketing	80	1,066	—	829
Research and development	157	325	—	327
General and administrative	4,397	824	—	1,426
Depreciation and amortization	203	138	—	123
(Gain) loss from changes in fair value of digital assets	(21,194)	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	(64)	—	—
Total segment operating expenses	$(16,337)	$2,303	$—	$2,722
Segment operating income (loss)	$17,543	$(1,236)	$—	$(1,870)

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The below table reconciles segment income (loss) to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended
	June 30,
	2025				2024
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$1,206	$780	$—	$1,986	$—	$441	$—	$441

Cost of revenue	20	8	—	28	—	8	—	8
Sales and marketing	80	601	—	681	—	414	—	414
Research and development	157	156	—	313	—	154	—	154
General and administrative	4,397	280	—	4,677	—	667	—	667
Depreciation and amortization	203	88	—	291	—	50	—	50
(Gain) loss from changes in fair value of digital assets	(21,194)	—	—	(21,194)	—	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	—	—	—
Total operating expenses	(16,337)	1,133	—	(15,204)	—	1,293	—	1,293
Operating income (loss)	17,543	(353)	—	17,190	—	(852)	—	(852)
Interest expense	—	—	(776)	(776)	—	—	—	—
Gain (loss) from changes in fair value of marketable securities	—	—	170	170	—	—	—	—
Other income (expense)	—	—	49	49	—	—	47	47
Income (loss) before income taxes	$17,543	$(353)	$(557)	$16,633	$—	$(852)	$47	$(805)

	Six Months Ended
	June 30,
	2025				2024
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$1,206	$1,067	$—	$2,273	$—	$852	$—	$852

Cost of revenue	20	14	—	34	—	17	—	17
Sales and marketing	80	1,066	—	1,146	—	829	—	829
Research and development	157	325	—	482	—	327	—	327
General and administrative	4,397	824	—	5,221	—	1,426	—	1,426
Depreciation and amortization	203	138	—	341	—	123	—	123
(Gain) loss from changes in fair value of digital assets	(21,194)	—	—	(21,194)	—	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	(64)	—	(64)	—	—	—	—
Total operating expenses	(16,337)	2,303	—	(14,034)	—	2,722	—	2,722
Operating income (loss)	17,543	(1,236)	—	16,307	—	(1,870)	—	(1,870)
Interest expense	—	—	(776)	(776)	—	—	—	—
Gain (loss) from changes in fair value of marketable securities, net	—	—	255	255	—	—	—	—
Other income (expense)	—	—	69	69	—	—	101	101
Income (loss) before income taxes	$17,543	$(1,236)	$(452)	$15,855	$—	$(1,870)	$101	$(1,769)

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5—DIGITAL ASSETS

DIGITAL ASSETS, AT FAIR VALUE

The table below details the components of our digital assets, at fair value with units, cost basis amounts and fair value based on Level 1 inputs that use unadjusted quoted prices from active markets. We did not hold any digital assets, at fair value as of December 31, 2024:

	June 30, 2025
(in thousands)	Units	Cost Basis	Fair Value
Solana (SOL)	573	$66,964	$89,239
Total digital assets, at fair value	573	$66,964	$89,239

The table below shows a reconciliation of activity of our digital assets, at fair value, we did not hold any digital assets, at fair value as of December 31, 2024:

(in thousands)	June 30, 2025
Beginning balance	$—
Purchases of Solana	83,473
Additions from validator, staking rewards and other	1,260
Dispositions from conversion of Solana	(17,768)
Gains from changes in fair value of digital assets(a)	10,893
Realized gain from conversion of Solana(a)	11,381
Ending balance	$89,239
(a) These amounts are included within (Gain) loss from changes in fair value of digital assets as stated on our Condensed Consolidated Statements of Operations.

DIGITAL ASSETS, AT CARRYING VALUE

The tables below summarize our digital assets, at carrying value with the respective gross and net carrying amounts, as well as fair value based on Level 1 inputs that use unadjusted quoted prices from active markets. We did not hold any digital assets, at carrying value as of December 31, 2024:

	June 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$7,153	$(895)	$6,258	$6,301
Other(a)	1,633	—	1,633	$1,632
Total digital assets, at carrying value	$8,786	$(895)	$7,891	$7,933
(a) No other digital asset accounted for 10% or more of the total balance.

NOTE 6—ACQUISITIONS

ASSET ACQUISITION

Solsync Solutions Partnership

On May 1, 2025, under the terms of the Asset Purchase Agreement, we acquired two validator nodes from Solsync Solutions Partnership, a SOL validator business owned by Parker White, our Chief Operating Officer and Chief Investment Officer, a related party, for a total consideration, including transaction-related costs, of $3.6 million, consisting of $0.6 million in cash and $3.0 million, or 604,884 shares,

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

in restricted common stock. This transaction was accounted for as an asset acquisition with the total consideration allocated to the validators based on the cost accumulation and allocation method, See Note 8—Goodwill and Intangibles and Note 15—Related Party Transactions for further discussion.

NOTE 7—PROPERTY AND EQUIPMENT, NET

The following table shows the components of property and equipment, net:

(in thousands)	June 30, 2025	December 31, 2024
Computer and hardware	$40	$38
Furniture and fixtures	11	11
Gross property and equipment	51	49
Less: accumulated depreciation	(51)	(8)
Property and equipment, net	$—	$41

During the second quarter 2025, we reviewed our property and equipment for impairment and determined that the fair values were lower than the carrying value and recorded charges of $50.5 thousand within depreciation and amortization expense.

NOTE 8—GOODWILL AND INTANGIBLES ASSETS

GOODWILL

The table below shows the changes in the carrying value of goodwill:

(in thousands)
Balance, December 31, 2024	$607
Acquired goodwill	—
Accumulated impairments	—
Balance, June 30, 2025	$607

INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net for the periods presented:

		June 30, 2025(a)			December 31, 2024
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived
Validators	3 years	$3,645	$(202)	$3,443	$—	$—	$—
Developed technology	3 years	576	(312)	264	576	(216)	360
Customer database	3 years	3	(1)	2	3	(1)	2

Indefinite-lived
Domain name		16	—	16	16	—	16
Total intangibles, net		$4,240	$(515)	$3,725	$595	$(217)	$378
(a) On May 1, 2025 we recorded intangible assets as a result of an asset acquisition, which consisted of validators. See Note 6-Acquisitions for further discussion.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table shows the estimated amortization expense related to the net carrying amount of finite-lived intangible assets:

2025 (excluding first half of fiscal year 2025)	$401
2026	$1,383
2027	$1,215
2028	$709
2029 and thereafter	$—

NOTE 9—DEBT

The table below summarizes our debt outstanding:

(in thousands)	Contractual Interest Rate	June 30, 2025	December 31, 2024
Short-term debt:
Loan payable	7.1%	$427	$—
Total short-term debt		$427	$—

Long-term debt:
Convertible notes	2.5%	$28,902	$—
Less: unamortized discount		(7,692)	—
Total long-term debt, net of unamortized discount		$21,210	$—

Total debt		$21,637	$—

SHORT-TERM DEBT

In April 2025, we entered into a Director and Officer insurance policy for $666.3 thousand, where we borrowed a total of $516.5 thousand. The financed insurance premiums are payable over ten months and have a contractual annual interest rate of 7.1% which is calculated using a 365-day calendar year. During the second quarter 2025, we paid a total of $186.2 thousand related to the insurance policy, which consisted of a $132.9 thousand down payment, $53.3 thousand of a prepayment and $53.3 thousand of the financed insurance premiums.

LONG-TERM DEBT

Convertible Notes

On April 4, 2025, we entered into several Securities Purchase Agreements (the “Notes Agreement”) with a syndicate of investors (the "Investors"), in which we agreed to, among other things, issue Convertible Notes (the "Notes") totaling approximately $42.0 million in aggregate principal due April 6, 2030 ("Maturity Date"). The Notes have an interest rate of 2.5% per year, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 each year. The Notes are convertible at any time prior to and or on the Maturity Date, conditioned that the Company’s market capitalization equals or exceeds $100 million on the day prior to the conversion date (“Market Capitalization Condition”). In connection with the issuance of the Notes, we issued two series of detachable stock warrants for each $1,000 in principal amount of the Notes to purchase approximately 58.34 shares of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock at an exercise price of $21.43 per share in the second series.

We determined that the warrants issued in connection with the Notes are freestanding equity-linked instruments and have allocated the proceeds to the relative fair values of the Notes and warrants. The fair values were derived using the Monte Carlo simulation and the Black-Scholes Option model which determined that the Notes had a fair value of $34.1 million and the warrants $7.9 million, resulting in a discount on the Notes. The discount will be amortized as interest expense over the contractual term of the Notes using the effective

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

interest method. In addition, the fair value of the warrants was recorded in Additional paid-in capital, as stated on our Condensed Consolidated Balance Sheets. See Note 10—Stockholders' Equity and Note 13—Fair Value Measurements for further discussion.

In the second quarter 2025, the Company triggered the market capitalization condition, and the conversion price was set at $9.74, which resulted in a $3.8 million discount on the Notes. The conversion price will not be adjusted, except for customary anti-dilution and dividend protection. Conversion of the Notes, together with any accrued and unpaid interest, if any, at the time of conversion will be settled in shares of common stock or any other form mutually agreed upon. As a result of meeting the market capitalization condition, the share impact from the Notes that have not yet been converted are included in the calculation for diluted earnings per share. See Note 3—Net Income (Loss) per Common Share for further discussion. During the second quarter 2025, approximately $13.1 million of the Notes were converted to common stock, resulting in a reduction of $3.5 million of the unamortized discount on the Notes associated with the conversion.

Holders of the Notes have the right to require us to repurchase the Notes at a price equal to 100% of par plus accrued and unpaid interest, if any, on April 6, 2028. In addition, the Company may redeem the notes on or after April 6, 2028, if the last reported sale price of the common stock has been at least 130% of the conversion price for at least 20 trading days during a period of 30 consecutive trading days at a price equal to 100% of par plus accrued and unpaid interest, if any.

The Notes provide that the holder may not convert any portion of such holder's Notes to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of our outstanding shares of common stock immediately after conversion, except that upon at least 61 days' prior notice from the holder to us, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion. The Notes contain certain other customary covenants and customary events of default provisions.

The table below shows the future payments associated with our long-term debt as of June 30, 2025:

(in thousands)
2025 (excluding first half of fiscal year 2025)	$—
2026 and thereafter	$28,902

NOTE 10—STOCKHOLDERS’ EQUITY

We have two classes of stock, preferred stock and common stock. We are authorized to issue 110.0 million total shares of stock, of which 10.0 million shares are designated as preferred shares and 100.0 million are designated as common shares. Preferred common stock consists of 100,000 shares of Series A. Our preferred and common stock has a par value of $0.00001 per share.

PREFERRED STOCK

Our preferred stock may be issued in one or more series, with rights and privileges as approved by our Board of Directors. To date we have one series of preferred stock, consisting of Series A.

In the event of a voluntary or involuntary liquidation event, dissolution or winding up of the Company, each series of preferred shareholder will receive preference in the Company assets or proceeds available for distribution in an amount equal to the initial stated value which equals par value, of the Company's preferred stock.

Series A Preferred Stock

Each share of Series A Preferred Stock is entitled to 10,000 votes per share when voting on matters with the Company’s common shareholders.

Series B Preferred Stock

All of our issued and outstanding Series B preferred stock were converted to common stock as a result of our initial public offering in July 2023. As of June 30, 2025 there are no shares issued and outstanding.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

COMMON STOCK

Common stock is entitled to receive one vote per share and do not have cumulative voting rights. Common stockholders are also entitled to receive dividends, if and when it is declared by our Board of Directors. To date the Board of Directors has not declared any dividends on our common stock.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, common shareholders will receive the remainder of the company assets available for distribution only after preferred shareholders based on a pro rata basis on the number of shares of common stock held by each holder.

COMMON STOCK WARRANTS

Convertible Note Warrants

Contemporaneously with the Notes Agreement, we issued two series of warrants for each $1,000 in principal amount of convertible notes that provided Investors the right to purchase approximately 58.34 shares (2.4 million shares in total) of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock (2.0 million shares in total) at an exercise price of $21.43 per share in the second series. The warrants were exercisable immediately upon issuance and have a term of five years from the date of issuance. As of June 30, 2025, all warrants issued in connection with these convertible notes remained unexercised and outstanding. See Note 9—Debt for further discussion.

Pre-Funded Warrants

On May 1, 2025, we entered into a Securities Purchase Agreement ("PIPE Agreement") with a syndicate of investors ("the PIPE Investors"), where we agreed to, among other things, enter into a related Registration Rights Agreement ("RRA") in connection with the issuance and sale, in a private placement, of the following securities to the PIPE Investors for gross proceeds of approximately $24.0 million: 2,210,866 shares of our common stock and pre-funded warrants to purchase up to 1,453,753 of our common stock at an exercise price of approximately $0.0014 per share. The purchase price for one share of common stock or pre-funded warrant was approximately $6.57. The pre-funded warrants became exercisable 21 days after we filed the Definitive Information Statement on Schedule 14C on June 2, 2025 regarding stockholder approval of the issuance of shares subject to pre-funded warrants in accordance with Nasdaq listing requirements. The exercise price and number of pre-funded warrant shares issuable upon exercise of the pre-funded warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The pre-funded warrants may be exercised, in whole or in part, at any time by means of a “cashless exercise". As of June 30, 2025, 1.3 million warrants were exercised and 135.8 thousand were outstanding.

Underwriter Warrants

In connection with our initial public offering, we granted an aggregate of 8,830 warrants to purchase common stock to the underwriters at an exercise price of $35.20, which was equal to 110% of the offering price. The warrants were exercisable from January 25, 2024 until July 24, 2028. These warrants have all been exercised as of June 30, 2025.

EQUITY LINE OF CREDIT

On June 11, 2025, we entered into an Equity Line of Credit Agreement ("ELOC") with RK Capital ("RK"), under which RK has agreed to purchase, from time to time, up to an aggregate of $1.0 billion ("Initial Commitment") of our common stock over the term of the agreement. Subject to certain conditions the Initial Commitment may be increased to $5.0 billion. In connection with the ELOC, we agreed to pay a commitment fee of $12.5 million, over a twelve month period, in the form of common stock. As of June 30, 2025, we did not sell any common stock related to the ELOC. See Note 16—Subsequent Events for discussion on activity that occurred after the balance sheet date under the ELOC.

REGISTRATION STATEMENT AND AT-MARKET-OFFERING

During the second quarter 2025, we issued approximately 184.7 thousand shares of common stock for $12.4 million, under a registration statement and an at-market-offering agreement from August 2024.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11—SHARE-BASED COMPENSATION

We maintain two share-based compensation plans, which combined authorize us to grant up to 3.5 million shares under which incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other awards may be granted to employees, directors or consultants. Shares under the plan may either be unissued shares or reacquired shares. Options to purchase shares of common stock have exercise prices equal to the fair market value of the shares as of the grant date and are exercisable in installments over the respective vesting period as agreed to under the terms of the Options Agreement, typically between one to four years from the grant date. Share-based awards will be considered vested when the respective time vesting or performance criteria is met. Options have a maximum ten year term under both plans. All options will become vested prior to a change of control event as described under the terms of the plans. The 2023 Equity Incentive Plan contains an automatic share reserve increase clause which annually provides additional shares available to be issued under the plan.

In April 2025, previously granted options were fully vested as a result of the Company's change of control, see Note 1—Overview and Significant Accounting Policies for further discussion.

On April 9, 2025, the Board of Directors approved to increase the 2023 Plan to 3.5 million shares, which was subsequently approved by our shareholders.

SHARE-BASED COMPENSATION EXPENSE

The table below shows the total pre-tax share-based compensation expenses recorded for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Sales and marketing	$23	$2	$34	$6
Research and development	34	3	39	6
General and administrative	895	100	933	201
Total	$952	$105	$1,006	$213

STOCK OPTIONS

The table below shows activity related to stock options:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2024	447,990	$2.59
Granted	1,288,427	3.62
Exercised	(326,782)	2.07
Forfeited	(32,812)	3.39
Outstanding as of June 30, 2025	1,376,823	$3.66
Exercisable June 30, 2025	390,369	$2.53

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2025, unrecognized pretax compensation of $1.8 million related to stock options will be recognized over a weighted average period of approximately 3.7 years.

RESTRICTED STOCK UNITS

The table below shows the activity for our restricted stock:

	Units	Weighted Average Fair Value
Nonvested as of December 31, 2024	196,602	$1.27
Granted	312,375	8.85
Vested	(266,602)	1.97
Nonvested as of June 30, 2025	242,375	$10.27

As of June 30, 2025, unrecognized pretax compensation of $2.4 million related to restricted stock units will be recognized over a weighted average period of approximately 3.8 years.

NOTE 12—INCOME TAXES

EFFECTIVE TAX RATE

Our effective tax rate for the three and six months ended June 30, 2025 was 7.2% and 7.6%, respectively, compared to an effective tax rate of 0.0% for the three and six months ended June 30, 2024. The difference between our effective tax rate and the U.S. federal statutory rate of 21% was primarily due to the windfall with respect to share-based compensation expenses.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Consistent with this approach, the Company is using the estimated annual effective tax rate (the "AETR") method to calculate taxes for the period ending June 30, 2025, and discretely recognizing specific events referred to as "discrete items" as they occur.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. Management reviewed our valuation allowances during the second quarter 2025 and determined to release all prior valuation allowances established.

TAX LEGISLATION

On July 4, 2025, the new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. We are currently evaluating the impact of the new legislation but we do not expect it to have a material impact on the results of operations.

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13—FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	June 30, 2025
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$89,239	$89,239	$-	$-	$89,239
Marketable securities	595	595	-	-	595
Total assets	$89,834	$89,834	$-	$-	$89,834

Liabilities:
Contingent consideration	$115	$-	$-	$115	$115
Total liabilities	$115	$-	$-	$115	$115

	December 31, 2024
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$340	$340	$—	$—	$340
Total	$340	$340	$—	$—	$340

Liabilities:
Contingent consideration	$179	$—	$—	$179	$179
Total	$179	$—	$—	$179	$179

Marketable Securities

In August 2024, we entered into a contract with one of our customers where we received common shares of the customer in exchange for our services. We initially recorded the common shares at the fair value of the contracted services and then subsequently remeasured at fair value as of each balance sheet date based on Level 1 inputs.

Contingent Consideration

The fair value of the contingent consideration related to the 2023 Groundbreaker acquisition was determined based on Level 3 inputs using an industry revenue growth rate of 1%, revenue volatility of 148% and a discount rate of 13.9% over the three year term. Significant increases or decreases in any of these inputs may significantly fluctuate the fair value. Changes in the fair value of our contingent consideration is reflected in our results of operations in the period in which they are known. For the six months ended June 30, 2025, we recorded $64.3 thousand in fair values changes due to lower adjusted revenue targets based on revised forecasts and historical results.

	June 30, 2025	December 31, 2024
Beginning balance	$179	$179
Fair value adjustments	(64)	-
Ending balance	$115	$179

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS

In addition to assets and liabilities that are recorded at fair value on a recurring basis, under the ASC 820 framework, we are also required to record assets and liabilities at fair value on a nonrecurring basis for items such as acquisitions, impairment testing on property and equipment and intangible assets.

Property and Equipment

During the second quarter 2025, we determined that our property and equipment was impaired and recognized a charge of $50.5 thousand. See Note 7—Property and Equipment, net, for further discussion.

Convertible Notes and Warrants

The fair value of the previously mentioned convertible notes was determined based on Level 2 and Level 3 inputs in the Monte Carlo simulation model. These significant assumptions and inputs included the Company's beginning market capitalization and stock price, a risk-free rate of 3.61% and a volatility rate of 70.1%. Based on these inputs the determined fair value of the convertible notes was approximately $34.1 million, resulting in a discount on the convertible notes of $7.9 million. See Note 9—Debt for further discussion.

Warrants issued in connection with the convertible notes were recorded at fair value and determined using the Black-Scholes Option model, which uses Level 2 inputs and assumptions. These inputs included the five year expiration term, a volatility rate of 70.0% and a risk-free rate of 3.65%. Based on these inputs the determined fair value of the warrants was approximately $7.9 million. See Note 9—Debt and Note 10—Stockholders' Equity for further discussion.

OTHER FINANCIAL INSTRUMENTS

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of June 30, 2025 and December 31, 2024, respectively, due to the short-term nature of these instruments.

NOTE 14—COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY

We may become subject to legal proceedings, regulatory investigations and claims that arise in the ordinary course of business. If this occurs we will review each proceeding, investigation and claim on a case by case basis and determine the probability of losses after considering, among other things, opinions and views of legal counsel and outcomes of similar cases and circumstances, there is significant judgment in making these estimates and actual results may differ significantly from these estimates.

COMMITMENTS

Lease Commitments

In February 2022, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease, as amended, commenced on April 1, 2022, and expires on March 1, 2026, with monthly base rent ranging from approximately $4.0 thousand to $5.0 thousand. The lease required a deposit of approximately $7.0 thousand, which is included in other assets in the Condensed Consolidated Balance Sheets. Upon lease commencement, the Company recognized a right of use asset and liability of approximately $143.0 thousand using a discount rate of 6.0%. The following is a summary of future annual minimum lease payments as of June 30, 2025:

(in thousands)
2025 (for the remainder of the year)	$29
2026	15
Total minimum lease payments	44
Less: imputed interest	(1)
Total lease obligations	43
Less: Current portion	43
Long-term portion of lease obligations	$—

DEFI DEVELOPMENT CORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease expense was approximately $31.0 thousand and $23.0 thousand for the three months ended June 30, 2025 and 2024, and $44.0 thousand and $46.0 thousand for the six months ended June 30, 2025 and 2024, respectively.

NOTE 15—RELATED PARTY TRANSACTIONS

As previously disclosed in Note 6—Acquisitions, we entered into an Asset Purchase Agreement with Solsync Solutions Partnership, owned by our Chief Operating Officer, where we acquired two validator nodes for total consideration, including transaction-related costs, of $3.6 million.

NOTE 16—SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance date through August 13, 2025, the date the condensed consolidated financial statements were available to be issued, we concluded the following events required disclosure to the Notes to the Condensed Consolidated Financial Statements.

CONVERTIBLE SENIOR NOTES

On July 7, 2025, we issued $112.5 million in aggregate principal amount, in a private offering, of 5.5% convertible senior notes due 2030 ("2030 Notes"). The 2030 Notes bear interest at an annual rate of 5.5% and is calculated based on a 360-day year, payable semiannually in arrears. The 2030 Notes mature on July 1, 2030, unless we redeem or the notes are converted according to the terms of the agreement. In connection with the issuance of the 2030 Notes, we entered into an indenture with respect to the 2030 Notes with U.S. Bank Trust Company, National Association, as trustee. We received $108.1 million in net proceeds, of which approximately $75.6 million was used to repurchases shares of the Company's common stock in the form of a prepaid forward stock purchase transaction with the remaining used for general corporate purposes, including the acquisition of SOL.

On July 9, 2025, the initial purchasers of the private offering exercised the right to purchase additional 2030 Notes, as granted under the terms of the private offering, resulting in an additional issuance of $10.0 million in aggregate principal amount of the 2030 Notes. We received $9.7 million in net proceeds which was used for general corporate purposes, including the acquisition of SOL.

MASTER LOAN AGREEMENT

On July 25, 2025, we entered into a master loan agreement with BitGo Hong Kong Limited, which enables us to borrow digital assets or cash from time to time. Contemporaneously with the master loan agreement we entered into a loan request for 75,000 Solana with a maturity date of November 25, 2025, and with a loan fee amount of 12.5% per annum. The loan is collateralized by our treasury assets (including SOL) at a 250% collateral level and a margin call level of 200%.

BOARD OF DIRECTORS

In July 2025, the Board of Directors extended the term of its current Independent Director, Zachary Tai from July 10, 2025 until the next annual meeting of stockholders and his successor is duly elected or qualified, or until his death, resignation or removal. The Board also approved a compensation cash retainer in the amount of $8.0 thousand per quarter for Zachary Tai and $17.0 thousand for William Caragol, effective from the time of his initial appointment on April 4, 2025. The Board also approved a restricted stock issuance of 2,500 shares to Zachary Tai on July 31, 2025, which vested upon issuance.

ELOC

We issued 2.2 million shares of common stock for approximately $47.6 million under our ELOC agreement and issued 124.5 thousand shares representing two months of commitment fee payments.

CONVERTIBLE NOTES AND PRE-FUNDED WARRANTS

We issued 1.1 million shares of common stock upon the conversion of $11.1 million of convertible notes and 135.8 thousand shares of common stock related to pre-funded warrants exercises.

SOL PURCHASES

We made various purchases of SOL totaling approximately $101.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions. These statements included but are not limited to discussions on our strategy, future operations, future revenue, projected costs, prospects, plans and objectives of management. These forward-looking statements can be identified by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "might," "intend," "continue," "strategy," "future," "opportunity," "plan," "predict," "project," "target," "potential", "forecast," and other similar expressions. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results and financial condition to significantly differ from those expressed or implied in our forward-looking statements. We discuss such risks and uncertainties in this Quarterly Report on Form 10-Q below in Part II, Item 1A, Risk Factors and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2024, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and assume no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Readers are cautioned not to place undue reliance on such forward-looking statements and to read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. All references to "we," "us," "our," "the Company," and "DeFi Dev" refer to DeFi Development Corp and its consolidated subsidiaries, unless otherwise noted.

THE COMPANY

We are an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages. We also generate revenue through our digital asset treasury strategy by staking our Solana ("SOL") holdings with third party platforms and from operating validator nodes on the Solana network.

RECENT SIGNIFICANT DEVELOPMENTS

The following are the more significant developments in our business during the six months ended June 30, 2025:

•
On April 4, 2025, our previous Chief Executive Officer entered into a Stock Purchase Agreement with DeFi Dev LLC and 3277447 Nova Scotia Ltd where he sold approximately 51.0% of the Company's outstanding shares of common stock and all off the issued and outstanding Series A preferred stock for an aggregate purchase price of $4.0 million.
•
On April 17, 2025, the Company changed its name from “Janover Inc.” to “DeFi Development Corp.” We also changed the ticker symbol for our common stock to “DFDV” on the Nasdaq Capital Market on May 5, 2025.
•
The Board of Directors approved and we adopted a new treasury policy on April 4, 2025, authorizing the long-term accumulation of SOL.
•
On May 1, 2025 under the terms of the Asset Purchase Agreement, we acquired two validator nodes from Solsync Solutions Partnership, a SOL validator business owned by our current Chief Operating and Investment Officer for $3.5 million.
•
We received net proceeds of $78.5 million through various financing transactions and used the proceeds to purchase digital assets and for working capital purposes.

SELECTED CONSOLIDATED OPERATING RESULTS

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenue	$1,986	$441	$1,545	350.3%	$2,273	$852	$1,421	166.7%
Gain from changes in fair value of digital assets	$21,194	$—	$21,194	NM	$21,194	$—	$21,194	NM
Operating expenses	$5,990	$1,293	$4,697	363.4%	$7,160	$2,722	$4,438	163.0%
Operating income (loss)	$17,190	$(852)	$18,042	NM	$16,307	$(1,870)	$18,177	NM
Interest expense	$776	$—	$776	NM	$776	$—	$776	NM
Other income (expense)	$49	$47	$2	5.8%	$69	$101	$(32)	(31.1%)
Income tax expense	$1,201	$—	$1,201	NM	$1,201	$—	$1,201	NM
Net income (loss)	$15,432	$(805)	$16,237	NM	$14,654	$(1,769)	$16,423	NM
NM-Amounts are not meaningful.

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Consolidated Revenue

Our consolidated revenue increased for the three and six months ended June 30, 2025 primarily due to digital asset revenue generated from our treasury strategy, which began in the second quarter 2025, and was driven by rewards from staking our digital asset holdings.

Consolidated Gain from changes in fair value of digital assets

Consolidated gain from changes in fair value of digital assets for the three and six months ended June 30, 2025 was $22.1 million primarily due to gains related to converting a portion of our SOL holdings into locked SOL and liquid staking tokens and due to the appreciation of SOL against the U.S. Dollar, which were partially offset by impairment charges of $0.9 million related to certain liquid staking tokens.

Consolidated Operating Expenses

Our treasury segment accounted for the increase in consolidated operating expenses for the three and six months ended June 30, 2025 primarily due to general and administrative expenses related to employee costs and professional fees.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2025 was primarily due to higher operating income driven by our treasury strategy and increased SaaS revenue from our real estate platform segment.

Consolidated Net Income (Loss)

Consolidated net income (loss) increased for the three and six months ended June 30, 2025 primarily due to the previously mentioned gains of $21.2 million from changes in fair value of digital assets, which was partially offset by increases in operating expenses related to general and administrative expenses and income tax expense.

SEGMENT OPERATING RESULTS

Our segment operating results are presented based on how management evaluates operating performance and internally reports financial information. See Note 4—Segments for further discussion on our segments.

DIGITAL ASSET TREASURY

We adopted a treasury policy under which the principal holding in our treasury reserve is allocated to SOL. Through this strategy, we provide investors with direct economic exposure to SOL, while also actively participating in the growth of the Solana ecosystem. In addition to holding and staking SOL, we operate our own validator infrastructure, generating staking rewards and fees from delegated stake.

Our operating results and financial condition is and will continue to be impacted by price volatility in digital asset markets, which may cause significant fluctuations from period to period and may not be necessarily indicative of future performance. In addition, our revenue may vary due to changes in staking reward yields and Solana protocol defined reward structures, including the annual inflationary rate.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$1,206	$—	—	$1,206	$—	—
Operating expenses:
Cost of revenues	20	—	—	20	—	—
Sales and marketing	80	—	—	80	—	—
Research and development	157	—	—	157	—	—
General and administrative	4,397	—	—	4,397	—	—
Depreciation and amortization	203	—	—	203	—	—
(Gain) loss from changes in fair value of digital assets	(21,194)	—	—	(21,194)	—	—
Total operating expenses	(16,337)	—	—	(16,337)	—	—
Segment operating income (loss)	$17,543	$—	—	$17,543	$—	—

Revenue

During the second quarter 2025, we began generating treasury revenue primarily from rewards earned on staking our digital asset holdings at third party platforms and to a lesser extent from operating our owned validators, which were acquired in May 2025.

Operating Expenses

General and Administrative

General and administrative expenses associated with our new treasury policy, during the second quarter 2025, primarily consisted of $2.3 million of employee-related costs and $1.4 million of professional fees.

(Gain) Loss from Changes in Fair Value of Digital Assets

(Gain) loss from changes in fair value of digital assets generated during the second quarter 2025 reflects $11.2 million of realized gains resulting from converting a portion of our SOL holdings into locked SOL and liquid staking tokens and $10.9 million of gains due to the appreciation of SOL relative to the U.S. Dollar, which was partially offset by impairment charges of $0.9 million related to certain liquid staking tokens.

REAL ESTATE

We have developed an AI-enabled, business-to-business fintech platform that connects commercial borrowers and lenders, with a human touch. Commercial property owners, operators, and developers can quickly create an account on our platform, chat with our AI, set up their own profile and submit and manage loan requests on their dashboard in a digital experience. Our algorithms automatically match borrowers to their best loan option(s) or to our internal capital markets advisors (inbound sales team) that guide the borrower through the process and connect them with the right loan product and lender. Originators that work at commercial real estate mortgage lenders can log in and use their lender portal to view, sort, and engage with their new matches in real-time and communicate with the borrowers, tracking their loans right through our portal; they can setup the types of deals they are looking for as well. Our capital markets advisors have their own interface that gives them access to targeted loan opportunities, market intelligence, and data empowering them to better assist borrowers in managing their choices, leading to the best possible outcomes for both lenders and borrowers while building trust, all of which enhances our brand.

We currently serve hundreds of thousands of web users annually, including multifamily and commercial property owners and developers applying for billions of dollars of debt financing per year, professional service providers, and thousands of multifamily and commercial property lenders including more than 10% of the banks in the United States, credit unions, REITs, debt funds, Fannie Mae® and Freddie Mac® multifamily lenders, FHA multifamily lenders, commercial mortgage-backed securities (“CMBS”) lenders, Small Business Administration (“SBA”) lenders, and more.

The real estate segment derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied and the promised services have been transferred to the customer. Our services are generally transferred to the customer at a point in time, which is when the underlying lending transaction has closed and successfully funded. We may act as an agent for both lenders and borrowers.

Our data and software offerings are generally offered on a subscription basis as software as a service (“SaaS”). We provide data, transparency, and tools, generally as annual software subscriptions, to help stakeholders navigate the most complex components of the multifamily and commercial property lifecycles – debt (Janover Pro, Janover Capital Markets), insurance (Janover Insurance), equity (Janover Connect, Janover Engage), and technology (Janover AI).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$780	$441	76.9%	$1,067	$852	25.3%
Operating expenses:
Cost of revenues	8	8	(8.9)%	14	17	(17.6%)
Sales and marketing	601	414	45.2%	1,066	829	28.6%
Research and development	156	154	1.6%	325	327	(0.6)%
General and administrative	280	667	(57.8)%	824	1,426	(42.2%)
Depreciation and amortization	88	50	77.8%	138	123	12.2%
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)	—	NM
Total operating expenses	1,133	1,293	(12.3)%	2,303	2,722	(0.2)
Segment operating income (loss)	$(353)	$(852)	58.4%	$(1,236)	$(1,870)	33.9%
NM-Amounts are not meaningful

Revenue

Real estate revenue increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to increased SaaS subscription revenue. SaaS subscription revenue for the quarter ended June 30, 2025 was approximately $502.1 thousand, compared to $127.2 thousand for the same period in the prior year, an increase of 295%. As of June 30, 2025, total SaaS subscriptions for the quarter increased from 46 to 442 subscriptions. Annualized recurring revenue ("ARR") for the second quarter 2025 reached approximately $2.2 million, compared to approximately $0.3 million as of June 30, 2024, an increase of 631%. ARR increased sequentially by approximately 61%, which was approximately $1.4 million for the quarter ended March 31, 2025. ARR represents an annualization of our SaaS subscription recurring revenue, which assumes a full year of revenue.

Operating Expenses

Sales and Marketing

Sales and marketing increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to an increase in marketing and sales commissions related to the growth of SaaS subscription revenue.

General and Administrative

General and administrative decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 due to a reduction in payroll related costs.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2025	December 31, 2024
Sources of liquidity:
Cash and cash equivalents	$2,470	$2,517
Marketable securities	$595	$340
Accounts receivable (current and non-current)	$1,123
ELOC availability	$950,300	$—

Obligations:
Lease liability	$43	$14
Loans payable	$427	$—
Long-term debt	$21,210	$—

As of June 30, 2025, our principal sources of liquidity were sales of our common stock under our ELOC, cash and cash equivalents, marketable securities and collections of our accounts receivable. Our ELOC provides the ability for us to sell, from time to time, up to an aggregate of $1.0 billion of our common stock. Our cash and cash equivalents consist of money market and demand deposit accounts at various financial institutions and digital asset platforms. We believe that these existing sources of liquidity are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

We hold digital assets as part of our treasury strategy that may be converted to cash and used as a source of liquidity if necessary, however, we do not presently intend to liquidate our digital assets holdings to fund our capital requirements and obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(2,057)	$(1,827)
Net cash used in investing activities	$(61,251)	$(13)
Net cash provided by financing activities	$63,261	$1

Net cash used in operating activities for the six months ended June 30, 2025 was $2.1 million primarily due to the timing of collections related to our accounts receivable and payments related to interest and income taxes.

Net cash used in investing activities for the six months ended June 30, 2025 was $61.3 million due to the purchase of digital assets by our treasury segment.

Net cash provided by financing activities was $63.3 million for the six months ended June 30, 2025 as a result of proceeds received from equity raises and the issuance of convertible notes.

Future Obligations

On July 7, 2025, we issued $112.5 million in aggregate principal amount, in a private offering, of 5.5% convertible senior notes due 2030 ("2030 Notes"). The 2030 Notes bear interest at an annual rate of 5.5% and is calculated based on a 360-day year, payable semiannually in arrears. The 2030 Notes mature on July 1, 2030, unless we redeem or the notes are converted according to the terms of the agreement. See Note 16—Subsequent Events for further discussion.

On July 9, 2025, the initial purchasers of the private offering exercised the right to purchase additional 2030 Notes, as granted under the terms of the private offering, resulting in an additional issuance of $10.0 million in aggregate principal amount of the 2030 Notes. We received $9.7 million in net proceeds which was used for general corporate purposes, including the acquisition of SOL. See Note 16—Subsequent Events for further discussion.

We entered into a loan request for 75,000 Solana with a maturity date of November 25, 2025, and with a loan fee amount of 12.5% per annum. The loan is collateralized by our treasury assets (including SOL) at a 250% collateral level and a margin call level of 200%. See Note 16—Subsequent Events for further discussion.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results may differ significantly from these estimates and assumptions. Note 1—Overview and Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no material changes to the Company's critical accounting estimates since the 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks, inflation risks and digital asset risk. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

INTEREST RATE RISK

Our cash and cash equivalents primarily consist of money market and demand deposit accounts held at various financial institutions. Such interest-earning instruments carry a degree of interest rate risk, however, historical fluctuations in interest income have not been significant.

As of June 30, 2025 we had $28.9 million in fixed rate convertible notes maturing in 2030.

INFLATION RISK

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

DIGITAL ASSET MARKET RISK

Historically, digital asset markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our SOL at favorable prices or at all. Further, SOL we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered SOL or otherwise generate funds using our SOL holdings, including in particular during times of market instability or when the price of SOL has declined significantly. If we are unable to sell our SOL, enter into additional capital raising transactions using SOL as collateral, or otherwise generate funds using our SOL holdings, or if we are forced to sell our SOL at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We are exposed to market risk related to our digital asset holdings, which are impacted by the market value of the respective digital asset held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $9.7 million for the six months ended June 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial and accounting officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as June 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our consolidated financial statements as of December 31, 2024, management identified material weaknesses in its internal control over financial reporting. The material weaknesses have not been remediated as of the date of this filing. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The material weaknesses identified related to (i) the fact that the Company did not have a formalized system of internal control over financial reporting in place to ensure that risks are properly assessed, controls are properly designed and implemented and internal controls are properly monitored and functioning, (ii) the Company did not maintain a sufficient complement of formally documented general IT controls over access, segregation of duties, security, and change management, and (iii) the Company does not have sufficient accounting personnel to ensure adequate segregation of duties. Management has concluded that these material weaknesses arose because the Company did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2025, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are subject to various risk and uncertainties, which could adversely affect our business, results of operations, financial condition, future results and the price of our common stock. The following information should be read in conjunction with the information detailed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on March 27, 2025 and Amendment No.1 to the Annual Report on Form 10-K/A filed on May 16, 2025 as well with updated information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the Security and Exchange Commission. The following information may supplement or update previous information appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 and in prior Quarterly Reports on Form 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and other information disclosed in this report.

BUSINESS RELATED RISK

Our financial results and the market price of our common stock may be affected by the prices of digital assets that we hold.

As part of our capital allocation strategy for assets that are not required to provide working capital for our ongoing operations, we have invested and will continue to invest in SOL and other digital assets. The price of digital assets has historically been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets, such as SOL, are relatively novel and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of digital assets.

Any decrease in the fair value of digital assets below our carrying value for such assets currently would require us to incur a loss due to the decrease in fair market value, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our Common Stock. In addition, the application of generally accepted accounting principles in the United States, with respect to digital assets, may change in the future and could have a material adverse effect on our financial results and the market price of our common stock.

In addition, if investors view the value of our common stock as dependent upon or linked to the value or change in the value of our digital asset holdings, the price of digital assets may significantly influence the market price of our common stock.

The price of our Common Stock has been and may continue to be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our Common Stock.

Our stock price has been and is likely to continue to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. With the adoption of our new SOL treasury strategy, we expect to see additional volatility. As a result of this volatility, you may not be able to sell your Common Stock. The market price for our Common Stock may be influenced by many factors, including:

•
our digital asset treasury strategy;
•
the SOL developer community and whether people continue to engage in building;
•
the recruitment or departure of key personnel at SOL;
•
downtime and congestion of the SOL network;
•
changes in staking rewards or validator incentives in the SOL ecosystem;
•
the success of competitive products to SOL, alternative services or technologies in the blockchain and technology community;
•
regulatory or legal developments in the United States and other countries related to digital assets, blockchain and AI;
•
variations in our financial results or those of companies that are perceived to be similar to us that also have a SOL treasury strategy;
•
general economic, industry and market conditions in the cryptocurrency industry and broader macroeconomic trends related to the digital asset industry; and

32

•
the other factors described in this ‘‘Risk Factors’’ section and in the “Risk Factors” section of our other SEC filings, including our most recent annual report on Form 10.

Our digital asset holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. We are also subject to the credit risk of custodians.

Historically, crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital asset holdings at favorable prices or at all. Further, we hold digital assets with centralized custodians and transact with trade execution partners. These entities do not have the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation. For example, U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor in the case of the bank’s insolvency. U.S. broker-dealers are covered by the Securities Investor Protection Corporation (“SIPC”), which ensures recovery of the securities by the depositor. In contrast, cryptocurrency custodians do not offer such protections. If a custodian were to become insolvent, it is possible that we face delays or difficulties obtaining our digital assets. Moreover, there have been a number of instances in which custodians have used customer funds to fund their own operations. If that were the case with our custodian and the custodian were to become insolvent and file for bankruptcy, we may not be able to obtain all of the digital assets that we had deposited with the custodian. Even if we were to obtain our digital assets, it may require a considerable amount of time, which could adversely impact our financial stability.

Apart from the risk of insolvency of the custodian, there is also a risk of custodians freezing withdrawals, typically in connection with a security incident, regulatory compliance or technical issues, and may be unresponsive to customers attempting to retrieve their funds. In such events, it may be difficult to reach a representative to assist with unfreezing assets and we may not be able to sell or use our digital assets.

Additionally, the secondary market for borrowing against digital assets is not well developed. We may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital assets, especially during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions using digital assets as collateral, or otherwise generate funds using our digital assets or if we are forced to sell our digital assets at a significant loss in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As SOL and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of digital assets. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of digital assets or the ability of individuals or institutions such as us to own or transfer digital assets.

There are currently bills introduced into the U.S. Congress that, if they pass, may provide clarity on the market structure of whether digital assets are securities or a commodities. If digital assets are determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of digital assets and, in turn, adversely affect the market price of our common stock.

Our SOL treasury strategy could create complications with third party service providers, such as insurance companies, banking entities and auditors, which could have a materially adverse impact on our business.

Our SOL treasury strategy could create complications with third party service providers that may place a high risk on companies engaging in such a treasury strategy. For example, in 2023, the Office of the Comptroller of the Currency, the Federal Reserve and the FDIC issued supervisory statements that digital assets were a “significant risk” to banking organizations. Similarly, third-party service providers began placing a high degree of risk on digital asset companies, including third-party providers such as insurance companies, banking entities, auditors, payment processors, compliance vendors and public relationship firms.

While the current administration has undertaken a coordinated policy shift across key financial regulatory agencies with respect to regulations of digital assets, the implications of such proposed and future policy changes are uncertain at this time. If future regulations and policy changes were to impose similar limitations as those in 2023, our service providers may refuse to enter into commercially acceptable contracts with us and other companies that engage in similar treasury strategies with digital assets. This could have a number of adverse impact on the operation of our business. For example, with respect to insurance companies, the cost of our insurance may also increase or our insurers may refuse to underwrite policies or exclude digital asset liabilities from coverage. In the event that we are unable to obtain directors and officers liability insurance on acceptable terms, our directors and officers may be exposed to personal liability in connection with securities class actions, regulatory investigations and other legal proceedings. This could also deter us from retaining key employees or may prevent us from hiring talent. If we were to lose our banking services, it would severely disrupt our ability to maintain liquidity, process payroll, pay vendors or access fiat currency, which would have a significantly adverse impact on our business, financial condition and results of operations. Certain auditors may also consider custody, fair market valuation, impairment testing and other controls as high-risk. If our auditor determined that it was unable to issue an unqualified opinion or could not engage with us altogether, it may adversely affect our ability to meet our periodic reporting obligations under the Exchange Act and significantly affect our business, financial condition and the ability to raise capital in the public markets.

Regulatory change reclassifying SOL as a security could lead to our falling within the definition of “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of SOL and the market price of our common stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this offering memorandum.

While the SEC has not stated a view as to whether SOL is or is not a “security” for purposes of the federal securities laws, a determination by the SEC or a court of competent jurisdiction that SOL is a security could lead to our meeting the definition of “investment company” under the 1940 Act, if the portion of our assets that consists of investments in SOL exceeds the 40% limit prescribed in the 1940 Act, which would subject us to significant additional regulatory requirements that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income in order to conduct our business activities in a manner such that we do not fall within the definition of “investment company” under the 1940 Act or would qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC rules. If SOL is determined to be a security for purposes of the federal securities laws, we would take steps to reduce our holdings of SOL as a percentage of our total assets. These steps may include, among others, selling SOL that we might otherwise hold for the long term and deploying our cash in assets that are not considered to be investment securities under the 1940 Act, in which case we may be forced to sell our SOL at unattractive prices. We may also seek to acquire additional assets that are not considered to be investment securities under the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid meeting the definition of “investment company” under the 1940 Act and becoming subject to its requirements. If SOL is determined to constitute a security for purposes of the federal securities laws, and if we are not able to come within an available exemption or exclusion under the 1940 Act, then we would have to register as an investment company and require us to change the manner in which we conduct our business. In addition, such a determination could adversely affect the market price of SOL and in turn adversely affect the market price of our common stock.

If SOL were considered a security, U.S. exchanges that list SOL will either have to register as a national securities exchange or de-list SOL. The delisting of SOL would have a significantly adverse impact on the liquidity of SOL, which would likely have a material adverse impact on our SOL treasury strategy and our business. Further, we may be forced to liquidate our holdings of SOL at unfavorable prices and change our SOL treasury strategy in the event that SOL is classified as a security.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our Treasury Reserve Policy or our SOL strategy, our use of leverage, the manner in which our SOL is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our Treasury Reserve Policy would require the approval of our board of directors, no stockholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our SOL or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding SOL. As a result, investors in our company may be exposed to greater volatility, concentration risk and governance discretion than they would be if we were subject to the protections afforded to regulated investment vehicles.

If we or our service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital assets, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.

Substantially all of the digital assets we own is held in custody accounts at U.S. institutional digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our digital assets. Solana and other blockchain cryptocurrencies and the entities that provide services to participants in the Solana ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

•
a partial or total loss of our digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our digital assets;
•
harm to our reputation and brand;
•
improper disclosure of data and violations of applicable data privacy and other laws; or
•
significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader Solana ecosystem or in the use of the Solana network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to Solana, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia and Israel conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the Solana industry, including third services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face other risks related to our digital asset treasury reserve business model.

Our digital asset treasury reserve business model exposes us to various risks, including the following:

•
SOL and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our SOL strategy subjects us to enhanced regulatory oversight;
•
regulatory changes could impact our ability to operate validators or receive rewards;
•
regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;
•
potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;
•
uncertainty around digital assets, including SOL’s, regulatory status may impact our ability to list on certain exchanges;
•
changes in political administration may not guarantee a favorable regulatory environment for digital assets;
•
future SEC actions or court decisions could retroactively classify digital assets as a security, potentially leading to penalties or forced unwinding of transactions; and
•
increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

We may engage in leveraged digital asset financing strategies, in which we will leverage our digital asset holdings to acquire additional amounts of the same leveraged digital assets, and may do so on a compounded basis, which will increase our exposure to smart-contract, operational, and counterparty risks.

We may engage in digital asset leverage strategies to acquire additional amounts of SOL. As part of this strategy, we may borrow digital assets by pledging our own SOL holdings as collateral, deploy these borrowed assets to acquire additional amounts of SOL, and subsequently re-pledge the newly acquired SOL to further engage in these leveraged transactions. As each of these transactions will be effectuated on chain, the strategy may expose us to significant smart-contract vulnerabilities and operational risks. The smart contracts that are used for purposes of these transactions may contain undiscovered bugs, logical errors or economic vulnerabilities that could be exploited by malicious actors or that could cause the contracts to perform in unintended ways, resulting in partial or total loss of our collateral and borrowed assets. In addition, the strategy may subject us to counterparty risk through the platforms we utilize to facilitate leveraging strategies including, among others, insolvency of the platform, coding errors, and cyberattacks. Finally, lenders customarily require that collateral ratios be maintained within narrowly defined thresholds and may exercise broad contractual discretion to impose additional margin requirements or to liquidate collateral without notice when those thresholds are breached. We may also incur losses if the interest that accrues on our borrowings significantly exceeds the revenue generated by the borrowed SOL.

SOL faces unique technical, governance and concentration risks that could materially affect its long-term viability.

SOL is a high-throughput Layer 1 blockchain with an architectural features that differs significantly from other blockchains, such as Ethereum. While these features allow for rapid processing of transactions, they introduce risks that could adversely impact the value of SOL and the stability of the SOL network. Historically, SOL has suffered network outages, slow operations and validator coordination failures. If such challenges were to persist, the confidence of the SOL development community and its users will be adversely affected, which could cause a rapid decline in the value of SOL. In addition, SOL’s consensus mechanism (Proof of History combined with Proof of Stake) is novel and relatively untested at a large scale over time. Structural flaws could emerge that require a fork, which may have an adverse impact on the SOL network and our holdings.

SOL validators are relatively small in number, which may lead to coordinated censorship.

SOL requires high-performing computing hardware and internet connectivity to operate a validator node. These substantial infrastructure demands create a barrier of entry for validators, leading to a high concentration of validators that must be well capitalized. A significant portion of staked SOL tokens may be delegated to a few validators, resulting in a centralized block production environment. This concentration and centralization could lead to the risk of coordinated censorship, which validators or node operators could delay or exclude transactions or blocks from being confirmed and recorded on the blockchain, severely undermining neutrality and causing and erosion of the integrity of the SOL network. In particular, Blue Moose Systems, a SOL validator that we have acquired, is one of the top-performing SOL validators that also controls a significant share of stake on SOL, which presents additional centralization risk.

Our Solana validator reward yield is expected to decline over time and could have a material adverse effect on our financial results.

We currently earn rewards from the Solana network through operating two validator nodes. Solana's current protocol distributes rewards to validators based on a declining inflation model. This model reduces the total amount of Solana rewards available to distribute to validators by 15% each year until it reaches a long-term rate of 1.5%. A significant reduction in validator reward yield could negatively impact our business and results of operations.

Our SOL treasury strategy is dependent on the SOL Foundation and core development team.

The SOL network is more centralized than other blockchain protocols such as Bitcoin and Ethereum. The SOL Foundation and a relatively small group of core developers play a significant role in the governance, maintenance, and technical direction of the SOL protocol. If one or more key individuals that is responsible for the core development or leadership were to depart, become incapacitated or otherwise decide not to participate, the health of the SOL network will be significantly affected and would result in a material adverse impact on the value of SOL. Further, if the SOL Foundation were to become subject to a reputational event, it could lead to reduced developer engagement and adversely affect the functionality and value of the SOL network.

SOL is subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols.

The digital asset ecosystem is characterized by rapid technological innovation, short development cycles, and intense competition among Layer 1 blockchains and related infrastructure providers. SOL faces intense competition among existing protocols, such as Aptos and Sei, and new entrants that are currently being developed. Competitors may offer superior scalability, security, interoperability, decentralization, programmability and adoption, and may attract developers away from the SOL ecosystem. Advancements in AI and blockchain technology are likely to accelerate the development of such protocols, including the development of additional networks that natively integrate AI into consensus mechanisms and other core features. If SOL is unable to evolve to address such increased competition or if Layer 2 networks believe that SOL’s core technology stack is outdated or less attractive compared with other Layer 1 networks, SOL may be considered technologically obsolete by the next-generation of protocols. The decline in the SOL network would materially impact the market value of SOL and adversely affect the value of our SOL treasury holdings and our stock price.

We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking SOL.

The U.S. federal income tax treatment of rewards from staking digital assets such as SOL remains uncertain and is currently under the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards are generally treated as ordinary income upon receipt and are only taxed upon disposition. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SOL, we could be subject to increased audits by the IRS and additional tax liabilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of DeFi Development Corp (formerly Janover Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2025).
3.3

Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.)

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2025).
3.5

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of DeFi Development Corp. (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2025).

3.6

Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023.)

4.1	Form of Convertible Note (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
4.2	Form of Warrant 1(incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
4.3	Form of Warrant 2 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).
4.5

Indenture, dated as of July 7, 2025, by and between DeFi Development Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).

4.6	Form of note representing the 5.50% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
10.1*	DeFi Development Corp (formerly Janover Inc.) 2023 Equity Incentive Plan.
10.2*	DeFi Development Corp Restricted Stock Unit Agreement.
10.3

Form of Securities Purchase Agreement, dated April 4, 2025, by and between the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2025).

10.4†

Executive Employment Agreement, effective as of April 15, 2025, by and between the Company and Joseph Onorati (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2025).

10.5†

Executive Employment Agreement, effective as of April 15, 2025, by and between the Company and Parker White (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 15, 2025).

10.6†

Executive Employment Agreement, effective as of April 17, 2025, by and between the Company and John (Fei) Han (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2025).

10.7

Securities Purchase Agreement, dated May 1, 2025, by and among the Company and the Investors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

10.8	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).
10.9

Asset Purchase Agreement, dated as of May 1, 2025, by and among the Company, Solsync Solutions Partnership, and Parker White (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

10.10

Intellectual Property Assignment Agreement, dated as of May 1, 2025, by and among the Company, and Solsync Solutions Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

10.11

Assignment and Assumption Agreement, dated as of May 1, 2025, by and among the Company, and Solsync Solutions Partnership (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 5, 2025).

38

10.12†

Employment Agreement, effective as of May 30, 2025, by and between the Company and Bruce Rosenbloom (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2025).

10.13

Share Purchase Agreement, dated as of June 11, 2025, by and among DeFi Development Corp., RK Capital Management LLC, North Commerce Parkway Capital LP and TQ Master Fund LP. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2025).

10.14

Registration Rights Agreement, dated as of June 11, 2025, by and among DeFi Development Corp., RK Capital Management LLC, North Commerce Parkway Capital LP and TQ Master Fund LP. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 12, 2025).

10.15	Form of Prepaid Forward Stock Purchase Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
10.16

Master Loan Agreement, dated July 25, 2025, between DeFi Development Corp. and BitGo Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer and Principal Financial Office.
101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

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

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DeFi DEVELOPMENT CORP
(Registrant)

Date: August 14, 2025	By:	/s/Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)

