Form 10-Q
period 2025-09-30
DeFi Development Corp.
filed 2025-11-19
CIK 1805526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ to __________

COMMISSION FILE NUMBER 001-41748

DeFi DEVELOPMENT CORP

(Exact name of registrant as specified in its charter)

Delaware	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DFDV	The Nasdaq Stock Market LLC

Warrants, each warrant exercisable for one share of Common Stock	DFDVW	The Nasdaq Stock Market LLC

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

As of November 19, 2025, the registrant had a total of 31,401,212 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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
•
Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price; and
•
The outcome of any legal or governmental proceedings that may be instituted against us.

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

ii

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEFI DEVELOPMENT CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,801	$2,517
Accounts receivable, net	52	195
Prepaid expenses	603	109
Investments	1,377	340
Digital assets pledged as collateral	152,248	—
Other current assets	11,329	114
Total current assets	174,410	3,275
Accounts receivable, non-current	—	42
Property and equipment, net	—	41
Digital assets, at fair value	244,271	—
Digital assets, at carrying value, net	57,200	—
Goodwill	607	607
Intangible assets, net	3,373	378
Other assets	93	33
Total assets	$479,954	$4,376
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,523	$340
Digital asset financing arrangements	70,331	—
Loans payable	267	—
Deferred revenue	115	239
Other current liabilities	9,313	14
Total current liabilities	85,549	593
Long-term debt, net	131,444	—
Contingent consideration	115	179
Deferred revenue, non-current	—	102
Deferred income taxes	19,042	—
Total liabilities	236,150	874
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, undesignated, $0.00001 par value and stated value, 9,899,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series A Preferred stock, $0.00001 par value and stated value, 100,000 shares authorized, 10,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Series B Preferred stock, $0.00001 par value and stated value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 27,718,159 and 9,909,473 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	182,494	12,872
Accumulated earnings (deficit)	61,310	(9,370)
Total stockholders’ equity	243,804	3,502
Total liabilities and stockholders’ equity	$479,954	$4,376

See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$4,625	$619	$6,898	$1,471
Operating expenses:
Cost of revenue	88	8	122	24
Sales and marketing	668	299	1,814	1,128
Research and development	269	151	751	479
General and administrative	3,572	564	8,793	1,991
Depreciation and amortization	352	51	693	173
(Gain) loss from changes in fair value of digital assets	(74,368)	—	(95,561)	—
Loss on disposition of Janover Pro	1,958	—	1,958	—
(Gain) loss from changes in fair value of contingent consideration	—	—	(64)	—
Total operating expenses	(67,461)	1,073	(81,494)	3,795
Operating income (loss)	72,086	(454)	88,392	(2,324)
Interest expense	(2,933)	—	(3,709)	—
Gain (loss) from derivative instruments	4,639	—	4,639	—
Other income (expense)	169	(17)	494	83
Income (loss) before income taxes	73,961	(471)	89,816	(2,241)
Income tax (expense) benefit	(17,935)	—	(19,136)	—
Net income (loss)	$56,026	$(471)	$70,680	$(2,241)

Net income (loss) per share:
Basic	$2.41	$(0.05)	$4.47	$(0.23)
Diluted	$1.83	$(0.05)	$3.63	$(0.23)

Weighted-average shares outstanding:
Basic	23,201	9,804	15,819	9,722
Diluted	31,439	9,804	20,071	9,722

See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated Earnings	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balances at December 31, 2024	10,000	$—	9,909,473	$—	$12,872	$(9,370)	$3,502
Issuance of common stock, net of offering costs	—	—	102,081	—	70	—	70
Share-based compensation	—	—	—	—	54	—	54
Net income (loss)	—	—	—	—	—	(778)	(778)
Balances at March 31, 2025	10,000	$—	10,011,554	$—	$12,996	$(10,148)	$2,848
Issuance of common stock, net of offering costs	—	—	3,503,535	—	36,015	—	36,015
Issuance of common stock for asset acquisition	—	—	604,884	—	3,000	—	3,000
Exercise of share-based awards	—	—	580,846	—	94	—	94
Share-based compensation	—	—	—	—	952	—	952
Discount on convertible notes	—	—	—	—	11,704	—	11,704
Warrants exercised	—	—	1,362,018	—	2	—	2
Conversion of convertible notes	—	—	1,339,462	—	9,566	—	9,566
Net income (loss)	—	—	—	—	—	15,432	15,432
Balances at June 30, 2025	10,000	$—	17,402,299	$—	$74,329	$5,284	$79,613
Issuance of common stock, net of offering costs	—	—	7,284,127	—	175,356	—	175,356
Prepaid forward stock purchase	—	—	—	—	(75,636)	—	(75,636)
Exercise of share-based awards	—	—	60,219	—	—	—	—
Share-based compensation	—	—	—	—	331	—	331
Warrants exercised	—	—	1,836,577	—	—	—	—
Conversion of convertible notes	—	—	1,134,937	—	8,114	—	8,114
Net income (loss)	—	—	—	—	—	56,026	56,026
Balances at September 30, 2025	10,000	$—	27,718,159	$—	$182,494	$61,310	$243,804

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	10,000	$—	9,666,108	$—	$12,460	$(6,644)	$5,816
Issuance of common stock, net of offering costs	—	—	15,396	—	1	—	1
Share-based compensation	—	—	—	—	108	—	108
Net (income) loss	—	—	—	—	—	(964)	(964)
Balances at March 31, 2024	10,000	$—	9,681,504	$—	$12,569	$(7,608)	$4,961
Share-based compensation	—	—	—	—	105	—	105
Net income (loss)	—	—	—	—	—	(805)	(805)
Balances at June 30, 2024	10,000	$—	9,681,504	$—	$12,674	$(8,413)	$4,261
Issuance of common stock for services performed	—	—	245,338	—	121	—	121
Repurchase of common stock	—	—	(10,322)	—	(5)	—	(5)
Share-based compensation	—	—	—	—	50	—	50
Net income (loss)	—	—	—	—	—	(471)	(471)
Balances at September 30, 2024	10,000	$—	9,916,520	$—	$12,840	$(8,884)	$3,956

See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Operating Activities
Net income (loss)	$70,680	$(2,241)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Digital assets received as revenue	(4,850)	—
Digital assets paid for expenses	101	—
Depreciation and amortization	693	173
Amortization of debt discount	529	—
Share-based compensation	1,337	263
Deferred income taxes	19,042	—
(Gain) loss from changes in fair value of digital assets	(95,561)	—
(Gain) loss from derivative instruments	(4,639)
(Gain) loss from changes in fair value of marketable securities	(432)	52
(Gain) loss from changes in fair value of contingent consideration	(64)	—
Loss on disposition of Janover Pro	1,958	—
Changes in operating assets and liabilities:
Accounts receivable	(605)	(230)
Prepaid expenses	164	92
Other assets	(87)	(2)
Accounts payable and accrued expenses	4,891	(387)
Deferred revenue	(102)	43
Right of use liability, net	(96)	(2)
Net cash used in operating activities	(7,041)	(2,239)
Investing Activities
Purchase of digital assets	(216,661)	—
Settlement of option contracts	(17,404)	—
Disposition of Janover Pro	(1,250)	(3)
Acquired intangible assets	(994)	—
Purchases of property and equipment	(2)	(13)
Net cash used in investing activities	(236,311)	(16)
Financing Activities
Repayments of short-term debt	(267)	—
Proceeds from convertible notes	148,913	—
Proceeds from issuance of common stock, net of offering costs	129,782	—
Proceeds from pre-funded warrants	53,736	—
Proceeds from warrant exercises	2	—
Proceeds from issuance of common stock under employee stock plans	95	1
Payment for prepaid forward stock purchase	(75,636)	—
Repurchase of common stock	—	(5)
Payments of offering costs	(6,989)	(49)
Net cash provided by (used in) financing activities	249,636	(53)
Net increase (decrease) in cash and cash equivalents	6,284	(2,308)
Cash and cash equivalents, at beginning of period	2,517	5,076
Cash and cash equivalents, at end of period	$8,801	$2,768

See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED

(Unaudited)

	Nine Months Ended
	September 30,
Supplemental Information of Cash Paid Information	2025	2024
Cash paid for interest	$248	$1
Cash paid for taxes	$26	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock issued for asset acquisition	$3,000	$—
Digital asset financing arrangement borrowings	$104,147	$—
Repayments of digital asset financing arrangements	$37,629	$—
Digital assets received from convertible notes and warrants	$42,912	$—
Digital assets received from common stock issuances	$3,150	$—
Conversion of convertible notes to common stock	$17,680	$—
Common stock issuance in connection with equity line of credit commitment fee	$3,187	$—
Issuance of common stock for prepaid and accrued services	$—	$121
Marketable securities received in exchange for customer contract	$—	$226
Financing of prepaid insurance premiums	$516	$—

See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

OVERVIEW

DeFi Development Corp. (“DeFi Dev", the “Company”, "we", "our", "us") is an AI-powered online platform that connects the commercial real estate industry by providing data and software subscriptions as well as value-add services to multifamily and commercial property professionals as we connect the increasingly complex ecosystem that stakeholders have to manage. We provide a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, real estate investment trusts (“REITs”), debt funds, and other financial institutions looking to deploy capital into commercial mortgages. We also generate revenue through our digital asset treasury strategy by staking our Solana ("SOL") holdings with third party platforms and from operating validator nodes on the Solana network.

Change of Control

On April 4, 2025, Blake Janover, then Chief Executive Officer and Chairman of DeFi Development Corp. (formerly Janover Inc.), entered into a Stock Purchase Agreement (“Purchase Agreement”) with DeFi Dev LLC, a Delaware limited liability company, and 3277447 Nova Scotia Ltd, a corporation formed under the laws of Nova Scotia, Canada (“NS Corp”) to sell 728,632 shares of common stock, with each share of common stock entitled to one vote per share and representing approximately 51.0% of the Company’s 1,579,946 issued and outstanding shares of common stock and 10,000 shares of Series A preferred stock of the Company, with each share of Series A preferred stock entitled to 10,000 votes per share on all matters entitled to be voted upon by the common stock unless otherwise prohibited by law. DeFi Dev LLC and NS Corp were previously unaffiliated parties to the Company. DeFi Dev LLC purchased 412,041 shares of common stock and 5,500 shares of Series A preferred stock for $2.3 million utilizing funds contributed by its managing member and other members. A portion of the funds for the purchase of shares by DeFi Dev LLC came from a loan from Joseph Onorati. NS Corp purchased 316,591 shares of common stock and 4,500 shares of Series A preferred stock for $1.7 million utilizing funds contributed by its controlling stockholder. The aggregate purchase price was $4.0 million. The transactions under the Purchase Agreement constituted a change in control of the Company.

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of DeFi Dev and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

As a result of the change of control and the Company's new treasury strategy, reclassifications have been made to prior periods to conform to classifications used in the current period. Such reclassifications had no effect on previously reported results.

Change in Operating Segments

In the second quarter of 2025, management re-evaluated our segment reporting structure and determined that we now operate in two reportable segments. Historically, we operated as a single operating segment focused on our real estate technology platform. The change in reportable segments had no effect on previously reported results. See Note 4—Segments, for further discussion.

Stock Splits

Effective December 30, 2024, we had a one-for-eight reverse stock split of the Company's common stock. Additionally, on May 6, 2025, our Board of Directors approved a seven-for-one forward stock split of the Company's common stock to shareholders of record as of the close of business on May 19, 2025. All share, per share data and related pricing have been adjusted to reflect the previously mentioned stock splits for all periods presented.

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

Unobservable valuation model inputs for assets and liabilities such as discounted cash flow models or similar techniques; inputs for fair value instruments; includes assumptions and may require significant judgment and estimation by management

We use this framework to measure the fair value of certain financial instruments on a recurring basis, such as our cash and cash equivalents, accounts receivables, marketable securities, digital assets pledged as collateral, digital assets at fair value, digital asset financing arrangements and contingent consideration, as well as on a non-recurring basis for our acquisitions and impairment testing on our property and equipment, intangible assets and digital assets, at carrying value. We also use this framework for disclosure purposes related to certain items, such as our off-balance sheet transactions. See Note 15—Fair Value Measurements for further discussion.

Business Combinations

We account for business combinations in accordance with ASC 805. Under ASC 805, we recognize the estimated fair value of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date and any remaining unallocated purchase price is recorded as goodwill. In the event that the initial accounting for a business combination is incomplete by the end of the reporting period, management will include preliminary amounts based on the established framework under ASC 820 within the

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

consolidated financial statements and will subsequently recognize adjustments to the preliminary amounts with an adjustment to goodwill in the reporting period in which the adjustments to the preliminary amounts are determined. Incomplete accounting, if any, for a business combination must be finalized within the measurement period, which is one year from the acquisition date. Any subsequent adjustments determined after the measurement period are recorded in our Condensed Consolidated Statements of Operations.

Cash and Cash Equivalents

Our cash and cash equivalents consist of money market and demand deposit accounts held at various financial institutions and at digital asset platforms. The carrying amounts of our cash and cash equivalents approximate their fair value.

Digital Assets

Digital assets are considered intangible assets under Accounting Standards Codification Subtopic 350-60, Intangibles—Goodwill and Other—Crypto Assets ("ASC 350-60"). Under ASC 350-60, digital assets that meet the definition of intangible assets, among other criteria, are initially recorded at cost and are then subsequently remeasured at fair value, as of the balance sheet date with changes from remeasurement recognized in net income. The fair value for digital assets that are unrestricted ("liquid") and freely tradable are determined using Level 1 inputs as defined in ASC 820. Conversely, fair value for digital assets that are restricted ("locked") due to vesting schedules or contractual restrictions are determined based on Level 1 inputs adjusted for the impact of such restrictions based on Level 2 inputs, in accordance with ASC 820. We account for changes from remeasurement within (Gain) loss from changes in fair value of digital assets, as stated on our Condensed Consolidated Statements of Operations.

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

When we receive digital assets earned on third party staking platforms or from operating our validator nodes, we will initially record them at fair value on the date the digital assets are received. Upon the disposal of digital assets, any gains or losses are recognized in (Gain) loss on changes in fair value of digital assets, as stated on our Condensed Consolidated Statements of Operations, and are calculated as the difference between the selling price and our carrying value, using the specific identification method. See Note 5—Digital Assets for further discussion.

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

See Note 8—Goodwill and Intangible Assets for further discussion.

Goodwill

Goodwill is calculated as the excess of the purchase price of an acquisition over the identifiable net assets acquired. We account for goodwill in accordance with Accounting Standards Codification Topic 350, Intangibles—Goodwill and Other. Under ASC 350, it is not subject to amortization but is instead tested at least annually for impairment at the reporting unit level. We test for goodwill impairment

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

in the fourth quarter of each fiscal year or whenever events or circumstances indicate an impairment may have occurred. ASC 350 permits us to first assess qualitative factors, to determine whether it is necessary to perform a qualitative impairment test for our reporting units. The quantitative impairment test is required only if we conclude that it is more likely than not that the reporting unit's fair value is less than its carrying amount. We will perform the qualitative test, if necessary, using Level 2 and Level 3 inputs including, among other models, the discounted future cash flows method to determine the fair value. If the fair value of the reporting unit exceeds the carrying amount then goodwill is considered not to be impaired. However, if the carrying value amount of the reporting unit exceeds the fair value then an impairment charge is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. See Note 8—Goodwill and Intangible Assets for further discussion.

Derivative Instruments

We currently enter into two types of derivative instruments, digital asset financing arrangements and option contracts. We evaluate and account for these derivative instruments under Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"). Under ASC 815 we are required to recognize derivatives as either assets or liabilities on our Condensed Consolidated Balance Sheets. Derivatives are recorded initially and subsequently at fair value, with changes recognized in earnings within Gain (loss) on derivative instruments as stated on our Condensed Consolidated Statements of Operations, as our derivatives are not designated and do not qualify for hedge accounting. See Note 10—Derivatives for further discussion.

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

Cost of Revenue

Cost of revenue represents costs directly related to our products and services and include direct software costs, hosting fees and fees associated with operating our own validator nodes and excludes depreciation and amortization expense. These are expensed when incurred.

Sales and Marketing

Sales and marketing includes employee-related costs, consisting of wages and salaries, commissions, share-based compensation expense and costs related to advertising for the promotion of our products and services. These are expensed when incurred. Advertising expense for the three months ended September 30, 2025 and 2024 was $284.1 thousand and $15.0 thousand, respectively. During the nine months ended September 30, 2025 and 2024, advertising expense was $528.6 thousand and $72.0 thousand, respectively.

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

Share-Based Compensation

We account for share-based compensation in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation ("ASC 718"). We measure all share-based awards granted to employees, directors and non-employee consultants based on the grant date fair value using the Black-Scholes valuation model on a straight-line basis over the vesting period of the respective award, net of any forfeitures. For awards with performance-based vesting conditions, the Company records the expense if and when the

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Company concludes that it is probable that the performance condition will be achieved. See Note 12—Share-Based Compensation for further discussion.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed the Federal Deposit Insurance Limit of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were held at accredited financial institutions.

During the nine months ended September 30, 2025 and 2024, two lenders accounted for 49% and three lenders accounted for 37%, respectively, of our real estate platform revenue. The Company may be negatively affected by the loss of any one of these lenders.

Market Risk

We are exposed to market risk related to our digital asset holdings, collateral associated with our digital asset financing arrangements and digital asset financing arrangements which are impacted by the market value of the respective underlying digital asset. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $19.7 million for the nine months ended September 30, 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Credit Losses

In July 2025, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-05 Financial Instruments—Credit Losses ("ASU 2025-05"), which provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. ASU 2025-05 applies to public entities with annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We are evaluating the impact this guidance may have on our condensed consolidated financial statements.

Expense Disaggregation Disclosure

In November 2024, FASB issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), which enhances transparency by requiring public entities to disclose more detailed information about their income statement expenses. This includes disaggregating specific natural expense categories, like employee compensation and depreciation, within certain expense captions. ASU 2024-03 applies to public entities with annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, early adoption is permitted. We are evaluating the impact this amended guidance may have on the notes to our condensed consolidated financial statements.

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

DIGITAL ASSET TREASURY

We generate staking and other revenue from delegating our SOL holdings that are not delegated to our own validators, primarily consisting of locked SOL, to third-party validators with the objective of generating yield while supporting the Solana ecosystem validation process. All Solana validators have a bonding and unbonding period of one epoch, which lasts less than three days. In exchange for delegating our digital assets to validators, we receive a portion of the validators’ total earned rewards in the form of SOL, net of commission fees. The amount of revenue received varies each epoch and is based on the Solana network’s current annual inflationary rate of 4.3%, validator performance, and total SOL staked to the validator as compared to the total Solana network. The commissions that we pay for third-party staking services varies per validator, as each establishes its own rate. We have evaluated the terms of service with these third-party validators and have determined that we act as an agent and recognize revenue on a net basis. The amount of revenue recorded is equal to the fair value on the date the digital asset rewards are received.

We earn validator revenue from participating in securing the Solana network through creating and validating transactions on the blockchain, known as the proof-of-stake consensus protocol. In exchange for providing these services, we receive revenue in the form of Solana, and the amount varies based on several factors including, an annual inflationary rate of approximately 4.3%, our validators performance, and the amount of SOL that is delegated on our validator as compared to the Solana network, which includes our own SOL holdings. We receive revenue for services provided at the end of each Solana epoch, which is less than three days, and includes staking rewards from our own SOL holdings. We evaluated our validator arrangements and have determined that we act as the principal and recognize revenue for services provided at the end of each Solana epoch on a gross basis. We record revenue at fair value on the date we receive the SOL tokens.

REAL ESTATE PLATFORM

We earn platform revenue from fees charged to our customers that utilize our technology platform which matches lenders and borrowers. These fees include a share of the revenue per transaction by the lender, typically 1% of the loan amount, and in some cases a fixed negotiated fee from the borrower. We have evaluated the terms of the contract with these customers and have determined that we act as an agent and recognize revenue on a net basis at the time the lending transaction is fully funded and closed.

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DISAGGREGATION OF REVENUE

The following table shows the disaggregation of revenue for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Digital asset treasury	$3,794	$—	$5,000	$—
Real estate platform	831	619	1,898	1,471
Total revenue	$4,625	$619	$6,898	$1,471

DEFERRED REVENUE

The following table presents changes in both current and noncurrent deferred revenue for the periods presented:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Beginning balance	$341	$83
Deferred revenue additions	2,233	356
Revenue recognized	(1,077)	(238)
Janover Pro disposition	(1,382)	—
Ending balance	$115	$201

As of September 30, 2025, we had no deferred revenue related to performance obligation contracts greater than one year. Deferred revenue decreased for the nine months ended September 30, 2025 due to the disposal of Janover Pro ("JPro"), see Note 6—Acquisitions and Dispositions for further discussion.

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides the computation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income (loss), basic	$56,026	$(471)	$70,680	$(2,241)
Add: interest expense associated with convertible notes, net of tax	1,478	—	2,143	—
Net income (loss), diluted	$57,504	$(471)	$72,823	$(2,241)

Denominator
Weighted-average of common shares outstanding, basic	23,201	9,804	15,819	9,722

Dilutive effect of shares:
Stock options	1,016	—	545	—
Restricted stock units	128	—	84	—
Convertible notes	6,804	—	3,522	—
Warrants	290	—	101	—
Weighted-average of common shares outstanding, diluted	31,439	9,804	20,071	9,722
Antidilutive shares	2,143	675	2,143	675

Net income (loss) per share
Basic	$2.41	$(0.05)	$4.47	$(0.23)
Diluted	$1.83	$(0.05)	$3.63	$(0.23)

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The tables below shows our segment operating income (loss) for the periods presented:

	Three Months Ended
	September 30,
	2025		2024
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$3,794	$831	$—	$619

Cost of revenue	81	7	—	8
Sales and marketing	222	446	—	299
Research and development	145	124	—	151
General and administrative	3,313	259	—	564
Depreciation and amortization	303	49	—	51
(Gain) loss from changes in fair value of digital assets	(74,368)	—	—	—
Loss on disposition of Janover Pro	—	1,958	—	—
Total segment operating expenses	$(70,304)	$2,843	$—	$1,073
Segment operating income (loss)	$74,098	$(2,012)	$—	$(454)

	Nine Months Ended
	September 30,
	2025		2024
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$5,000	$1,898	$—	$1,471

Cost of revenue	101	21	—	24
Sales and marketing	303	1,511	—	1,128
Research and development	302	449	—	479
General and administrative	7,709	1,084	—	1,991
Depreciation and amortization	506	187	—	173
(Gain) loss from changes in fair value of digital assets	(95,561)	—	—	—
Loss on disposition of Janover Pro	—	1,958	—	—
(Gain) loss from changes in fair value of contingent consideration	—	(64)	—	—
Total segment operating expenses	$(86,640)	$5,146	$—	$3,795
Segment operating income (loss)	$91,640	$(3,248)	$—	$(2,324)

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The below table reconciles segment income (loss) to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended
	September 30,
	2025				2024
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$3,794	$831	$—	$4,625	$—	$619	$—	$619

Cost of revenue	81	7	—	88	—	8	—	8
Sales and marketing	222	446	—	668	—	299	—	299
Research and development	145	124	—	269	—	151	—	151
General and administrative	3,313	259	—	3,572	—	564	—	564
Depreciation and amortization	303	49	—	352	—	51	—	51
(Gain) loss from changes in fair value of digital assets	(74,368)	—	—	(74,368)	—	—	—	—
Loss on disposition of Janover Pro	—	1,958	—	1,958
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	—	—	—
Total operating expenses	(70,304)	2,843	—	(67,461)	—	1,073	—	1,073
Operating income (loss)	74,098	(2,012)	—	72,086	—	(454)	—	(454)
Interest expense	—	—	(2,933)	(2,933)	—	—	—	—
Gain (loss) on derivative instruments, net	—	—	4,639	4,639	—	—	—	—
Other income (expense)	—	—	169	169	—	—	(17)	(17)
Income (loss) before income taxes	$74,098	$(2,012)	$1,875	$73,961	$—	$(454)	$(17)	$(471)

	Nine Months Ended
	September 30,
	2025				2024
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$5,000	$1,898	$—	$6,898	$—	$1,471	$—	$1,471

Cost of revenue	101	21	—	122	—	24	—	24
Sales and marketing	303	1,511	—	1,814	—	1,128	—	1,128
Research and development	302	449	—	751	—	479	—	479
General and administrative	7,709	1,084	—	8,793	—	1,991	—	1,991
Depreciation and amortization	506	187	—	693	—	173	—	173
(Gain) loss from changes in fair value of digital assets	(95,561)	—	—	(95,561)	—	—	—	—
Loss on disposition of Janover Pro	—	1,958	—	1,958	—	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	(64)	—	(64)	—	—	—	—
Total operating expenses	(86,640)	5,146	—	(81,494)	—	3,795	—	3,795
Operating income (loss)	91,640	(3,248)	—	88,392	—	(2,324)	—	(2,324)
Interest expense	—	—	(3,709)	(3,709)	—	—	—	—
Gain (loss) on derivative instruments, net	—	—	4,639	4,639	—	—	—	—
Other income (expense)	—	—	494	494	—	—	83	83
Income (loss) before income taxes	$91,640	$(3,248)	$1,424	$89,816	$—	$(2,324)	$83	$(2,241)

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5—DIGITAL ASSETS

DIGITAL ASSETS, AT FAIR VALUE

The table below details the components of our digital assets, at fair value with units, cost basis amounts and fair value based on Level 1 inputs that use unadjusted quoted prices from active markets. We did not hold any digital assets, at fair value as of December 31, 2024:

	September 30, 2025
(in thousands)	Units	Cost Basis	Fair Value
Solana (SOL)	1,157	$169,339	$244,271
Total digital assets, at fair value	1,157	$169,339	$244,271

Locked SOL

A portion of our digital assets at fair value includes locked SOL, which we purchase below the spot rate, and cannot be withdrawn from the custodial accounts in which it is held for a predetermined period. Locked SOL may be staked to earn rewards while subject to vesting restrictions.

The table below details the future release of our locked SOL, in notional amounts, which also includes collateral related to digital asset financing arrangement term loans of 607.5 thousand tokens:

(in thousands)	September 30, 2025
Remaining 2025	169
2026	675
2027	600
2028	32

The table below shows a reconciliation of activity of our digital assets, at fair value. We did not hold any digital assets, at fair value as of December 31, 2024:

(in thousands)	September 30, 2025
Beginning balance	$—
Purchases of Solana	212,434
Additions from validator, staking rewards and other	4,850
Additions from convertible notes	31,962
Additions from digital asset term loans	41,575
Additions from collateralized financing arrangements	48,058
Dispositions from digital asset financing arrangement repayments	(33,273)
Dispositions from collateral for digital asset financing arrangements	(117,788)
Dispositions from conversion of Solana to other digital assets	(18,551)
Gains from changes in fair value of digital assets(a)	61,280
Realized gain from conversion of Solana(a)	13,724
Ending balance	$244,271
(a) These amounts are included within (Gain) loss from changes in fair value of digital assets as stated on our Condensed Consolidated Statements of Operations.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

DIGITAL ASSETS, AT CARRYING VALUE

The tables below summarize our digital assets, at carrying value with the respective gross and net carrying amounts, as well as fair value based on Level 2 inputs that use unadjusted quoted prices from active markets. We did not hold any digital assets, at carrying value as of December 31, 2024:

	September 30, 2025
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$57,195	$(895)	$56,300	$56,300
Other(a)	900	—	900	900
Total digital assets, at carrying value	$58,095	$(895)	$57,200	$57,200
(a) No other digital asset accounted for 10% or more of the total balance.

NOTE 6—ACQUISITIONS AND DISPOSITIONS

DISPOSITION

On September 16, 2025, our real estate segment entered into an Asset Purchase Agreement to dispose of JPro, a technology and software as a service business, to JPro Labs, LLC ("JPro Labs"), whose sole member is Blake Janover, our Chief Commercial Officer and a member of our Board of Directors. As part of the transaction, we paid cash consideration of $1.4 million to JPro Labs to assume the assets and liabilities of JPro. The real estate segment recorded a loss on the disposition of $2.0 million for the three and nine months ended September 30, 2025. The JPro disposition did not meet the criteria to be reported as discontinued operations in the condensed consolidated financial statements as our decision to divest the related assets and liabilities did not represent a strategic shift that will have a major effect on our operations and financial results.

ASSET ACQUISITION

Solsync Solutions Partnership

On May 1, 2025, under the terms of the Asset Purchase Agreement, we acquired two validator nodes from Solsync Solutions Partnership, a SOL validator business owned by Parker White, our Chief Operating Officer and Chief Investment Officer, a related party, for a total consideration, including transaction-related costs, of $3.6 million, consisting of $0.6 million in cash and $3.0 million, or 604,884 shares, in restricted common stock. This transaction was accounted for as an asset acquisition with the total consideration allocated to the validators based on the cost accumulation and allocation method. See Note 8—Goodwill and Intangible Assets and Note 15—Fair Value Measurements for further discussion.

NOTE 7—PROPERTY AND EQUIPMENT, NET

The following table shows the components of property and equipment, net:

(in thousands)	September 30, 2025	December 31, 2024
Computer and hardware	$—	$38
Furniture and fixtures	—	11
Gross property and equipment	—	49
Less: accumulated depreciation	—	(8)
Property and equipment, net	$—	$41

During the second quarter 2025, we reviewed our property and equipment for impairment and determined that the fair values were lower than the carrying value and recorded charges of $50.5 thousand within depreciation and amortization expense.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The table below shows the changes in the carrying value of goodwill:

(in thousands)
Balance, December 31, 2024	$607
Acquired goodwill	—
Accumulated impairments	—
Balance, September 30, 2025	$607

INTANGIBLE ASSETS, NET

The following table shows the components of intangible assets, net for the periods presented:

		September 30, 2025(a)			December 31, 2024
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived:
Validators	3 years	$3,645	$(506)	$3,139	$—	$—	$—
Developed technology	3 years	576	(360)	216	576	(216)	360
Customer database	3 years	3	(1)	2	3	(1)	2

Indefinite-lived:
Domain name		16	—	16	16	—	16
Total intangibles, net		$4,240	$(867)	$3,373	$595	$(217)	$378
(a) On May 1, 2025 we recorded intangible assets as a result of an asset acquisition, which consisted of validators. See Note 6-Acquisitions and Dispositions for further discussion.

The following table shows the estimated amortization expense related to the net carrying amount of finite-lived intangible assets:

Remaining 2025	$352
2026	$1,383
2027	$1,215
2028	$407
2029 and thereafter	$—

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 9—DEBT

The table below summarizes our debt outstanding:

(in thousands)	Contractual Interest Rate	September 30, 2025	December 31, 2024
Short-term debt:
Loan payable	7.1%	$267	$—
Total short-term debt		$267	$—

Long-term debt:
April 2030 convertible notes	2.5%	$17,847	$—
July 2030 convertible notes	5.5%	122,500	—
Less: unamortized discount		(8,903)	—
Total long-term debt, net of unamortized discount		$131,444	$—

Total debt		$131,711	$—

SHORT-TERM DEBT

In April 2025, we entered into a Director and Officer insurance policy for $666.3 thousand, where we borrowed a total of $516.5 thousand. The financed insurance premiums are payable over ten months and have a contractual annual interest rate of 7.1% which is calculated using a 365-day calendar year. Through the third quarter 2025, we paid a total of $266.5 thousand related to the insurance policy borrowings.

LONG-TERM DEBT

July 2030 Convertible Notes

On July 7, 2025, we issued $112.5 million in aggregate principal amount, in a private offering, of 5.5% convertible senior notes due 2030 ("2030 Notes"). The 2030 Notes bear interest at an annual rate of 5.5% which is calculated based on a 360-day year, payable semiannually in arrears. The 2030 Notes mature on July 1, 2030, unless we redeem or the notes are converted according to the terms of the agreement. In connection with the issuance of the 2030 Notes, we entered into an indenture with U.S. Bank Trust Company, National Association, as trustee. We received $108.1 million in net proceeds, of which approximately $75.6 million was used to repurchase shares of the Company's common stock in the form of a prepaid forward stock purchase transaction with the remaining used for general corporate purposes, including the acquisition of SOL.

We determined that the prepaid forward stock purchase is an equity contract on our common shares requiring physical settlement in common shares of the Company. As such, we recorded the prepaid forward stock purchase as a reduction to Additional paid-in capital.

On July 9, 2025, the initial purchasers of the private offering exercised the right to purchase additional 2030 Notes, as granted under the terms of the private offering, resulting in an additional issuance of $10.0 million in aggregate principal amount of the 2030 Notes. We received $9.7 million in net proceeds which was used for general corporate purposes, including the acquisition of SOL.

Prior to January 1, 2030, the 2030 Notes are convertible only upon the occurrence of certain events. On or after January 1, 2030 until the close of business on the second scheduled trading day immediately preceding the maturity date of the 2030 Notes, holders may convert the 2030 Notes at any time. The previously mentioned notes are convertible into cash, shares of the common stock or a combination of cash and shares of the common stock, at our election, subject to certain restrictions. The initial conversion rate of the 2030 Notes is 43.2694 shares per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $23.11 per share of common stock). The conversion rate is subject to customary anti-dilution adjustments. In addition, following certain events that occur prior to the maturity date or if the Company delivers a notice of redemption, we will increase the conversion rate for a holder who elects to convert its notes in connection with such corporate event or notice of redemption, as the case may be, in certain circumstances as provided in the indenture.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to July 5, 2026, we may not redeem the 2030 Notes. We may redeem for cash all or any portion of the notes, at our option, on or after July 5, 2026 if the last reported sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide a notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to but excluding, the redemption date.

If the Company undergoes a “fundamental change,” as defined in the indenture, prior to maturity, subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their 2030 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture contains customary terms and covenants, including that upon certain events of default occurring and continuing, either the Trustee or the holders of at least 25% in principal amount of the outstanding 2030 Notes may declare 100% of the principal of and accrued and unpaid interest, if any, on all the outstanding notes to be due and payable.

We evaluated the embedded conversion features of the 2030 Notes under ASC 815 and concluded that the embedded conversion features qualify for the derivatives scope exception in ASC 815. As such, the embedded conversion options do not require bifurcation from the host instrument. Additionally, we evaluated whether the redemption features of the 2030 Notes were considered embedded derivatives under ASC 815 that should be bifurcated and accounted for separately. We determined the redemption features are clearly and closely related to the debt host contract and do not require bifurcation under ASC 815.

April 2030 Convertible Notes

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

We determined that the warrants issued in connection with the Notes are freestanding equity-linked instruments and have allocated the proceeds to the relative fair values of the Notes and warrants. The fair values were derived using the Monte Carlo simulation and the Black-Scholes Option model which determined that the Notes had a fair value of $34.1 million and the warrants $7.9 million, resulting in a discount on the Notes. The discount will be amortized as interest expense over the contractual term of the Notes using the effective interest method. In addition, the fair value of the warrants was recorded in Additional paid-in capital, as stated on our Condensed Consolidated Balance Sheets. See Note 11—Stockholders' Equity and Note 15—Fair Value Measurements for further discussion.

In the second quarter 2025, the Company triggered the market capitalization condition, and the conversion price was set at $9.74, which resulted in a $3.8 million discount on the Notes. The conversion price will not be adjusted, except for customary anti-dilution and dividend protection. Conversion of the Notes, together with any accrued and unpaid interest, if any, at the time of conversion will be settled in shares of common stock or any other form mutually agreed upon. As a result of meeting the market capitalization condition, the share impact from the Notes that have not yet been converted are included in the calculation for diluted earnings per share. See Note 3—Net Income (Loss) per Share for further discussion. Through the third quarter 2025, approximately $24.1 million of the Notes were converted to common stock, resulting in a reduction of $6.4 million of the unamortized discount on the Notes associated with the conversion.

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The table below shows the future payments associated with our long-term debt as of September 30, 2025:

(in thousands)
Remaining 2025	$—
2026 and thereafter	$140,347

On October 8, 2025 our Board of Directors declared a special warrant dividend. In lieu of an adjustment to the conversion rate, holders of the previously mentioned notes as of the record date of October 23, 2025, received, at the same time and on the same terms as holders of our common stock, warrants, without having to convert such holder’s notes, as if the holder held a number of shares of our common stock, equal to the product of the conversion rate applicable to the notes in effect on the record date and the aggregate principal amount (expressed in thousands) of the notes held by such holder on the record date. The warrants have an exercise price of $22.50 per share and expire on January 21, 2028, subject to acceleration upon the occurrence of certain conditions.

NOTE 10—DERIVATIVES

The table below presents our derivative assets and liabilities as shown on our Condensed Consolidated Balance Sheets. We did not have derivative instruments as of December 31, 2024:

(in thousands)		September 30, 2025
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$152,248	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	70,331
Total		$152,248	$70,331

The table below presents the effect of derivative instruments, included within Gain (loss) on derivative instruments as stated on our Condensed Consolidated Statements of Operations:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2025
Digital assets pledged as collateral	$8,452	$8,452
Option contracts	1	1
Digital asset financing arrangements	(3,814)	(3,814)
Total	$4,639	$4,639

DIGITAL ASSET FINANCING ARRANGEMENTS

We evaluated and accounted for digital asset financing arrangements as hybrid instruments, with a liability host contract that contains an embedded derivative, based on changes in fair value of the borrowed digital assets under ASC 815. These instruments are recorded as liabilities within Digital asset financing arrangements as stated on our Condensed Consolidated Balance Sheets with changes in fair value recognized in Gain (loss) on derivative instruments as stated on our Condensed Consolidated Statements of Operations.

Term Loans

On July 25, 2025, we entered into a master loan agreement under which we may borrow digital assets or cash. Each loan is documented in a separate loan request which sets forth the specific terms, including principal amount, fees, collateral requirements, and the date on

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

which the loan is to commence and mature. The terms of the master loan agreement last one year and automatically renew for successive one year terms annually, unless terminated by either party.

During the third quarter 2025, we entered into several loan requests under the master loan agreement, where we borrowed 215 thousand SOL or $41.6 million (using exchange rates as of the date the SOL was borrowed). We primarily used the proceeds from the loan requests for SOL trading activities. The previously mentioned loan requests have four month maturities with annual contractual borrowing fees ranging from 12.5% to 13.0%, which is calculated daily based on 360-days and payable on the loan maturity date. Under the terms of the loan request, we are required to post collateral in the form of the digital asset borrowed or cash, which is calculated as a percentage of the total loan value, ranging from 250% to 300%. The lender obtains control of the collateral and has the ability to use the collateral at their sole discretion but is obligated to return the collateral assets to us upon repayment of the loan. We de-recognize the SOL provided as collateral and record an asset on our Condensed Consolidated Balance Sheets. In the event we repay the loan prior to the maturity date, we shall pay the lender a fee equal to 20% of the borrowing fee that would have accrued from the date of the repayment until the maturity date of the loan. SOL that we borrow is included in Digital assets, at fair value as stated on our Condensed Consolidated Balance Sheets.

As of September 30, 2025 all of our digital asset term loans were outstanding and we had $126.8 million of posted collateral which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets.

Collateralized Financing Arrangements

We enter into digital asset financing arrangements to increase our SOL holdings. In these arrangements we are required to provide collateral in order to borrow digital assets. These borrowings do not have a specified maturity date and are repayable at our option at any time. The interest rate on these borrowings is variable and is based on the borrow demand for each digital asset pool. Interest is calculated daily and payable on the date repayment is made. Through the third quarter 2025, we received proceeds of $62.6 million (using exchange rates as of the date the digital assets were borrowed) and repaid a total of $37.6 million (using exchange rates as of the date the digital assets were repaid). We used the proceeds from these collateralized financing arrangements for SOL trading activities.

As of September 30, 2025, we had $25.4 million of posted collateral relating to our collateralized financing arrangements which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets.

OPTION CONTRACTS

From time to time we enter into option contract agreements, where we buy or sell the right, but not the obligation, to buy or sell a quantity of digital assets for a preset price on a future date, at our option or that of the holder. In exchange for writing option contract agreements we receive a premium payment from the holder on the contract date. Conversely, we pay a premium for options contract agreements we purchase. If the option is exercised before the expiration date we will recognize a gain or loss equal to the difference between the fair value on the settlement date and the strike price.

We consider option contracts freestanding derivatives under ASC 815 which requires us to recognize option contracts, including option premiums, at fair value, net of any collateral posted when a legal right of offset exists, and subsequently record and measure the agreements on the balance sheet at fair value each reporting period with changes in fair value recognized within Gain (loss) on derivative instruments as stated on our Condensed Consolidated Statements of Operations.

During the third quarter 2025, we entered into several option contracts totaling a notional amount of $31.2 million (using exchange rates as of the date the option contract was entered) and received $149.8 thousand in premiums. We recognize premiums within Other income (expense) as stated on our Condensed Consolidated Statements of Operations.

As of September 30, 2025 there were no outstanding option contracts.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 11—STOCKHOLDERS’ EQUITY

We have two classes of stock, preferred stock and common stock. We are authorized to issue 110.0 million total shares of stock, of which 10.0 million shares are designated as preferred shares and 100.0 million are designated as common shares. Preferred stock consists of 100,000 shares of Series A. Our preferred stock and common stock have a par value of $0.00001 per share.

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

Series B Preferred Stock

All of our issued and outstanding Series B preferred stock were converted to common stock as a result of our initial public offering in July 2023. As of September 30, 2025, there are no shares issued and outstanding.

COMMON STOCK

Common stock is entitled to receive one vote per share and does not have cumulative voting rights. Common stockholders are also entitled to receive dividends, if and when it is declared by our Board of Directors. On October 8, 2025, our Board of Directors declared a special warrant dividend on our common stock to record holders as of October 23, 2025. The expiration date of the warrants is January 21, 2028, subject to acceleration upon the occurrence of certain conditions, and warrants have an exercise price of $22.50 per share. See Note 19—Subsequent Events for further discussion.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, common shareholders will receive the remainder of the company assets available for distribution only after preferred shareholders based on a pro rata basis on the number of shares of common stock held by each holder.

COMMON STOCK WARRANTS

Convertible Note Warrants

Contemporaneously with the Notes Agreement, we issued two series of warrants for each $1,000 in principal amount of convertible notes that provided Investors the right to purchase approximately 58.34 shares (2.4 million shares in total) of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock (2.0 million shares in total) at an exercise price of $21.43 per share in the second series. The warrants were exercisable immediately upon issuance and have a term of five years from the date of issuance. As of September 30, 2025, all warrants issued in connection with these convertible notes remained unexercised and outstanding. See Note 9—Debt for further discussion.

Pre-Funded Warrants

On August 24, 2025, we entered into Subscription Agreements with certain institutional and accredited investors (“Investors”) pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, has agreed to sell in a private placement to the Investors an aggregate of 4,187,953 shares of our common stock and pre-funded warrants to acquire up to 5,812,089 shares of common stock at an exercise price of $0.0001 per share. The purchase price for one share of common stock was $12.50 and the purchase price for one pre-funded warrant was $12.4999 per share. We received proceeds of $124.8 million for the shares and the pre-funded warrants, which consisted of $92.5 million in cash and $31.6 million in locked SOL. As of September 30, 2025, 1.7 million warrants were exercised and 4.1 million were outstanding.

On May 1, 2025, we entered into a Securities Purchase Agreement ("PIPE Agreement") with a syndicate of investors ("the PIPE Investors"), where we agreed to, among other things, enter into a related Registration Rights Agreement ("RRA") in connection with

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

the issuance and sale, in a private placement, of the following securities to the PIPE Investors for gross proceeds of approximately $24.0 million: 2,210,866 shares of our common stock and pre-funded warrants to purchase up to 1,453,753 of our common stock at an exercise price of approximately $0.0014 per share. The purchase price for one share of common stock or pre-funded warrant was approximately $6.57. The pre-funded warrants became exercisable 21 days after we filed the Definitive Information Statement on Schedule 14C on June 2, 2025 regarding stockholder approval of the issuance of shares subject to pre-funded warrants in accordance with Nasdaq listing requirements. The exercise price and number of pre-funded warrant shares issuable upon exercise of the pre-funded warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The pre-funded warrants may be exercised, in whole or in part, at any time by means of a “cashless exercise". Through the third quarter 2025, 1.5 million warrants were exercised and none were outstanding.

On October 8, 2025, our Board of Directors declared a special warrant dividend. Holders of the pre-funded warrants as of the record date of October 23, 2025, received, at the same time and on the same terms as holders of our common stock, warrants, without having to convert such holder’s pre-funded warrants, one warrant for each ten shares of common stock underlying their pre-funded warrants. The warrants have an exercise price of $22.50 per share and expire on January 21, 2028, subject to acceleration upon the occurrence of certain conditions.

Underwriter Warrants

In connection with our initial public offering, we granted an aggregate of 8,830 warrants to purchase common stock to the underwriters at an exercise price of $35.20, which was equal to 110% of the offering price. The warrants were exercisable from January 25, 2024 until July 24, 2028. These warrants have all been exercised as of September 30, 2025.

EQUITY LINE OF CREDIT

On June 11, 2025, we entered into an Equity Line of Credit Agreement ("ELOC") with RK Capital ("RK"), under which RK has agreed to purchase, from time to time, up to an aggregate of $1.0 billion ("Initial Commitment") of our common stock over the term of the agreement. Subject to certain conditions the Initial Commitment may be increased to $5.0 billion. The Company filed with the SEC a registration statement to register for resale under the Securities Act on June 16, 2025, so the registered shares may be issued to RK. In connection with the ELOC, we agreed to pay a commitment fee of $12.5 million, over a twelve month period, in the form of common stock. The Company started to issue shares under the ELOC on July 8, 2025, once the registration statement was deemed effective. As of September 30, 2025, we issued 2.9 million of common stock for approximately $58.2 million in net proceeds related to the ELOC and issued 192.2 thousand shares for the commitment fee. See Note 19—Subsequent Events for discussion on activity that occurred after the balance sheet date under the ELOC.

REGISTRATION STATEMENT AND AT-MARKET-OFFERING

Through the third quarter 2025, we issued approximately 1.4 million shares of common stock for $12.4 million, under a registration statement and an at-market-offering agreement from August 2024.

NOTE 12—SHARE-BASED COMPENSATION

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

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SHARE-BASED COMPENSATION EXPENSE

The table below shows the total pre-tax share-based compensation expenses recorded for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Sales and marketing	$—	$2	$34	$9
Research and development	—	3	39	9
General and administrative	331	45	1,264	245
Total	$331	$50	$1,337	$263

STOCK OPTIONS

The table below shows activity related to stock options:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2024	447,990	$2.59
Granted	1,455,927	5.11
Exercised	(384,501)	1.88
Forfeited	(35,425)	3.21
Outstanding as of September 30, 2025	1,483,991	$5.24
Exercisable September 30, 2025	330,038	$2.85

As of September 30, 2025, unrecognized pretax compensation of $2.9 million related to stock options will be recognized over a weighted average period of approximately 3.6 years.

RESTRICTED STOCK UNITS

The table below shows the activity for our restricted stock:

	Units	Weighted Average Fair Value
Nonvested as of December 31, 2024	196,602	$0.79
Granted	314,875	8.89
Vested	(269,102)	2.08
Nonvested as of September 30, 2025	242,375	$10.27

As of September 30, 2025, unrecognized pretax compensation of $2.3 million related to restricted stock units will be recognized over a weighted average period of approximately 3.6 years.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 13—INVESTMENTS

The table below shows the components of our investments:

(in thousands)	September 30, 2025	December 31, 2024
Equity method securities	$1,377	$—
Marketable securities	—	340
Total	$1,377	$340

Our investments include marketable equity securities and investments which are accounted for under the equity method in accordance with Accounting Standards Codification, Topic 321, Investments—Equity Securities ("ASC 321") and Accounting Standards Codification, Topic 323, Investments—Equity Method and Joint Ventures ("ASC 323").

EQUITY METHOD SECURITIES

Investments in which we have the ability to exercise significant influence over operating and financial policies of an investee while holding less than 50% of the investee's common stock are accounted for under ASC 323. These investments, under ASC 323, are initially recorded at cost and are subsequently remeasured to recognize our share of their earnings, dividends and distributions received, contributions made, as well as any impairments from other-than-temporary declines in fair value where the carrying value exceeds the fair value of the investment. Gains or losses resulting from the sale of an equity method investment are recorded within Other income (expense), net as stated on our Condensed Consolidated Statements of Operations. Cash distributions that we receive from equity investments are considered a return on capital and are shown in operating activities on our Condensed Consolidated Statements of Cash Flows. Conversely, distributions received in excess of the accumulated earnings of the investee are shown in investing activities on our Condensed Consolidated Statements of Cash Flows, as those are considered a return of capital.

On August 27, 2025, we entered into a subscription agreement with Cykel AI where we agreed to purchase 10.4 million of prepaid warrants for £1.25 million, or $1.7 million (using exchange rates as of the agreement date). Under the terms of the subscription agreement, we will be granted an additional 10.4 million of cash warrants exercisable at a 10% premium to the price per share stated in the Second Capital Raise per cash warrant. As of September 30, 2025 the Second Capital Raise has not occurred. Additionally, we have the right to appoint two board members to the Company and an additional board member once the Second Capital Raise closes. For the three and nine months ended September 30, 2025 we recognized a $302.4 thousand loss resulting from of our share of earnings in the investee, which was recorded in Other income (expense) as stated on our Condensed Consolidated Statements of Operations.

MARKETABLE EQUITY SECURITIES

Our marketable securities are comprised of publicly traded stock. We account for these marketable securities in accordance with Accounting Standards Codification Topic 321, Investments—Equity Securities ("ASC 321"). Under ASC 321, we initially record these marketable securities at cost on our Condensed Consolidated Balance Sheets and then subsequently remeasure at fair value at each balance sheet date. We determine the fair value in accordance with ASC 820 based on Level 1 inputs that use unadjusted quoted market prices from active markets. Changes from remeasurement are recorded within Other income (expense), net as stated on our Condensed Consolidated Statements of Operations.

In August 2024, we entered into a contract with one of our customers where we received common shares of the customer in exchange for our services. We initially recorded the common shares at the fair value of the contracted services and have subsequently remeasured to fair value as of each balance sheet date.

As of September 30, 2025, all of our marketable securities were part of the JPro disposition, see Note 6—Acquisitions and Dispositions for further discussion. For the three and nine months ended September 30, 2025, we realized a gain of $176.7 thousand and $431.9 thousand related to our marketable securities, respectively. For the three and nine months ended September 30, 2024, we recognized a loss of $52.3 thousand, respectively.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 14—INCOME TAXES

EFFECTIVE TAX RATE

Our effective tax rate for the three and nine months ended September 30, 2025 was 24.25% and 21.31%, respectively, compared to an effective tax rate of 0.0% for the three and nine months ended September 30, 2024. Our effective tax rate was consistent with the U.S. federal statutory rate of 21%.

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Consistent with this approach, the Company is using the estimated annual effective tax rate (the "AETR") method to calculate taxes for the period ending September 30, 2025, and discretely recognizing specific events referred to as "discrete items" as they occur.

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

NOTE 15—FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	September 30, 2025
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$244,271	$9,870	$234,401	$-	$244,271
Digital assets pledged as collateral	152,248	126,773	25,475	-	152,248
Total assets	$396,519	$136,643	$259,876	$-	$396,519

Liabilities:
Digital asset financing arrangements	$70,331	$70,331	$-	$-	$70,331
Contingent consideration	115	-	-	115	115
Total liabilities	$70,446	$70,331	$-	$115	$70,446

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31, 2024
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$340	$340	$—	$—	$340
Total	$340	$340	$—	$—	$340

Liabilities:
Contingent consideration	$179	$—	$—	$179	$179
Total	$179	$—	$—	$179	$179

Digital assets, at fair value

The fair value of our liquid SOL was determined by Level 1 inputs which use unadjusted quoted prices from active markets, pricing information was obtained from CoinGecko™. The fair value of our locked SOL was determined using Level 2 inputs, which incorporate observable market transactions executed by public companies comparable to our Digital Asset Treasury segment and those transactions entered into by us.

Digital assets pledged as collateral

The fair value of our digital assets pledged as collateral was determined by Level 1 inputs which use unadjusted quoted prices from active markets, pricing information was obtained from CoinGecko™. We use Level 2 inputs for digital assets pledged as collateral related to our collateralized financing arrangements which utilize quoted prices for identical tokens in markets that are not active, pricing information was obtained from CoinGecko™.

Digital asset financing arrangements

The fair value of our digital asset financing arrangements were determined using Level 1 inputs for term loans denominated in digital assets, which use unadjusted quoted prices from active markets, pricing information was obtained from CoinGecko™.

Contingent Consideration

The fair value of the contingent consideration related to the 2023 Groundbreaker acquisition was determined based on Level 3 inputs using an industry revenue growth rate of 1%, revenue volatility of 148% and a discount rate of 13.9% over the three year term. Significant increases or decreases in any of these inputs may significantly fluctuate the fair value. Changes in the fair value of our contingent consideration is reflected in our results of operations in the period in which they are known. For the nine months ended September 30, 2025, we recorded $64.3 thousand in fair values changes due to lower adjusted revenue targets based on revised forecasts and historical results.

	September 30, 2025	December 31, 2024
Beginning balance	$179	$179
Fair value adjustments	(64)	-
Ending balance	$115	$179

DEFI DEVELOPMENT CORP.

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

OTHER FINANCIAL INSTRUMENTS

The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of September 30, 2025 and December 31, 2024, respectively, due to the short-term nature of these instruments.

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

COMMITMENTS

Lease Commitments

In February 2022, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease, as amended, commenced on April 1, 2022, and expires on March 1, 2026, with monthly base rent ranging from approximately $4.0 thousand to $5.0 thousand. The lease required a deposit of approximately $7.0 thousand, which is included in other assets in the Condensed Consolidated Balance Sheets. Upon lease commencement, the Company recognized a right of use asset and liability of approximately $143.0 thousand using a discount rate of 6.0%. As of September 30, 2025 we did not have any lease commitments as the lease was assigned to JPro as part of the disposition, see Note 6—Acquisitions and Dispositions for further discussion.

Lease expense was approximately $21.5 thousand and $23.6 thousand for the three months ended September 30, 2025 and 2024, and $65.7 thousand and $69.8 thousand for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 17—OFF BALANCE SHEET TRANSACTIONS

As of September 30, 2025, customers delegated 572.6 thousand SOL tokens or $119.5 million (using exchange rates as of the balance sheet date) to our validators. These amounts are not presented on our Condensed Consolidated Balance Sheets as we do not control the staked SOL.

NOTE 18—RELATED PARTY TRANSACTIONS

On September 16, 2025, our real estate segment entered into an Asset Purchase Agreement to dispose of Janover Pro ("JPro"), a technology and software as a service business, to JPro Labs, LLC ("JPro Labs"), whose sole member is Blake Janover, our Chief Commercial Officer and a member of our Board of Directors. See Note 6—Acquisitions and Dispositions for further discussion.

As previously disclosed in Note 6—Acquisitions and Dispositions, we entered into an Asset Purchase Agreement with Solsync Solutions Partnership, owned by our Chief Operating Officer, where we acquired two validator nodes for total consideration, including transaction-related costs, of $3.6 million.

DEFI DEVELOPMENT CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 19—SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance date through November 19, 2025, the date the condensed consolidated financial statements were available to be issued, we concluded the following events required disclosure to the Notes to the Condensed Consolidated Financial Statements.

BOARD OF DIRECTORS

On October 21, 2025, our Board of Directors elected Thomas Perfumo as a director of the Company, to fill a vacancy on the Board created by the departure of Marco Santori in September. Mr. Perfumo was appointed to serve on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The Board approved a grant of 7,000 restricted stock units to Mr. Perfumo, which will vest quarterly over the next year.

WARRANT DIVIDEND

On October 27, 2025, we issued 3.9 million of warrant dividends on our common stock which have an exercise price of $22.50 per share.

INVESTMENT

On September 19, 2025, we entered into a Securities Purchase Agreement with Flora Growth Corp. in which we agreed to, among other things, purchase convertible notes for 93.3 thousand SOL, or $23.1 million (using the exchange rate as of the agreement date) due September 2030, contingent upon certain closing conditions as described in the agreement. The convertible notes have an interest rate of 8.0% per year, accrued daily and payable in SOL on a quarterly basis, in arrears, on March 31, June 30, September 30 and December 31 each year. On October 24, 2025, the closing conditions were met.

ELOC

We issued 189.4 thousand shares representing two months of commitment fee payments.

CONVERTIBLE NOTES AND PRE-FUNDED WARRANTS

We issued 654.6 thousand shares of common stock upon the conversion of $6.4 million of convertible notes and 2.8 million shares of common stock related to pre-funded warrants exercises.

SOL PURCHASES

We made purchases of SOL totaling approximately $9.6 million from October 1, 2025 to November 18, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions. These statements included but are not limited to discussions on our strategy, future operations, future revenue, projected costs, prospects, plans and objectives of management. These forward-looking statements can be identified by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "might," "intend," "continue," "strategy," "future," "opportunity," "plan," "predict," "project," "target," "potential", "forecast," and other similar expressions. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results and financial condition to significantly differ from those expressed or implied in our forward-looking statements. We discuss such risks and uncertainties in this Quarterly Report on Form 10-Q below in Part II, Item 1A, Risk Factors and in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2024, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and assume no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Readers are cautioned not to place undue reliance on such forward-looking statements and to read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. All references to "we," "us," "our," "the Company," and "DeFi Dev" refer to DeFi Development Corp. and its consolidated subsidiaries, unless otherwise noted.

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

RECENT SIGNIFICANT DEVELOPMENTS

The following are the more significant developments in our business during the nine months ended September 30, 2025:

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
•
We received net proceeds of $378.5 million through various financing transactions and used the proceeds to purchase digital assets and for working capital purposes.
•
We received proceeds from digital asset financing arrangements of $104.1 million and repaid $37.6 million.

SELECTED CONSOLIDATED OPERATING RESULTS

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	$ Change	2025	2024	$ Change
Revenue	$4,625	$619	$4,006	$6,898	$1,471	$5,427
Gain from changes in fair value of digital assets	$74,368	$—	$74,368	$95,561	$—	$95,561
Operating expenses	$6,907	$1,073	$5,834	$14,067	$3,795	$10,272
Operating income (loss)	$72,086	$(454)	$72,540	$88,392	$(2,324)	$90,716
Interest expense	$2,933	$—	$2,933	$3,709	$—	$3,709
Other income (expense)	$169	$(17)	$186	$494	$83	$411
Income tax expense	$17,935	$—	$17,935	$19,136	$—	$19,136
Net income (loss)	$56,026	$(471)	$56,497	$70,680	$(2,241)	$72,921

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Consolidated Revenue

Our consolidated revenue increased for the three and nine months ended September 30, 2025 primarily due to digital asset revenue generated from our treasury strategy, which began in the second quarter 2025, and was driven by rewards from staking our digital asset holdings.

Consolidated Gain from changes in fair value of digital assets

Consolidated gain from changes in fair value of digital assets increased for the three and nine months ended September 30, 2025 primarily due to the appreciation of SOL against the U.S. Dollar and gains related to converting a portion of our SOL holdings into locked SOL and liquid staking tokens. The nine months ended September 30, 2025 was partially offset by impairment charges of $0.9 million related to certain liquid staking tokens.

Consolidated Operating Expenses

Our treasury segment accounted for the increase in consolidated operating expenses for the three and nine months ended September 30, 2025 primarily due to general and administrative expenses related to professional fees and employee costs and due to a loss on the disposition of Janover Pro.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2025 was primarily due to higher operating income driven by our treasury strategy and increased SaaS revenue from our real estate platform segment.

Consolidated Net Income (Loss)

Consolidated net income (loss) increased for the three and nine months ended September 30, 2025 primarily due to the previously mentioned gains related to changes in fair value of digital assets, which was partially offset by increases in operating expenses related to general and administrative expenses and income tax expense.

SEGMENT OPERATING RESULTS

Our segment operating results are presented based on how management evaluates operating performance and internally reports financial information. See Note 4—Segments for further discussion on our segments.

DIGITAL ASSET TREASURY

In April 2025, our Board of Directors adopted a new treasury policy, which updated our treasury management to include digital assets, starting with Solana’s native token, SOL. We believe acquiring and holding SOL long-term provides diversification of our treasury holdings and additional growth opportunities through operating validators and staking rewards. We believe that investing in the Solana network through its native token provides an opportunity for us to create value for our shareholders due to the continuous disruptive innovation the network offers to various industries. Currently, Solana is a category leader in decentralized finance, gaming and metaverse, decentralized physical infrastructure networks, asset tokenization, payment processing, and global value transfer.

Our digital asset treasury strategy is primarily funded through various financing transactions including, among others, issuing common stock, and to a lesser extent, cash on hand from our operations. Management continuously evaluates current market conditions of the overall cryptoeconomy, capital market conditions, and macroeconomic conditions to determine whether to enter into additional financing transactions. Management intends to focus on accumulating digital assets, focusing on SOL, and holding it long-term. We currently do not have a specific target for the amount or type of digital asset holdings we intend to acquire and hold, nor do we have specific plans to acquire a significant amount of any cryptocurrency other than SOL.

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

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$3,794	$—	—	$5,000	$—	—
Operating expenses:
Cost of revenues	81	—	—	101	—	—
Sales and marketing	222	—	—	303	—	—
Research and development	145	—	—	302	—	—
General and administrative	3,313	—	—	7,709	—	—
Depreciation and amortization	303	—	—	506	—	—
(Gain) loss from changes in fair value of digital assets	(74,368)	—	—	(95,561)	—	—
Total operating expenses	(70,304)	—	—	(86,640)	—	—
Segment operating income (loss)	$74,098	$—	—	$91,640	$—	—

Revenue

Revenue for the three and nine months ended September 30, 2025 was primarily driven from rewards earned on staking our digital asset holdings and to a lesser extent from operating our owned validators.

Operating Expenses

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 was primarily driven by $1.7 million of professional fees and $1.0 million of employee-related costs. For the nine months ended September 30, 2025 general and administrative expenses were primarily driven by $3.0 million of employee-related costs and $2.9 million of professional fees.

(Gain) Loss from Changes in Fair Value of Digital Assets

(Gain) loss from changes in fair value of digital assets generated during the three months ended September 30, 2025 primarily reflects $61.2 million of gains due to the appreciation of SOL relative to the U.S. Dollar and $13.7 million of realized gains resulting from converting a portion of our SOL holdings into locked SOL and liquid staking tokens, which were partially offset by $1.3 million of realized losses from our liquid staking tokens. For the nine months ended September 30, 2025 (gain) loss from changes in fair value of digital assets primarily reflects $72.1 million of gains due to the appreciation of SOL relative to the U.S. Dollar and $24.9 million of realized gains resulting from converting a portion of our SOL holdings into locked SOL and liquid staking tokens, which were partially offset by $1.3 million of realized losses from our liquid staking tokens.

REAL ESTATE PLATFORM

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

Our data and software offerings are generally offered on a subscription basis as software as a service (“SaaS”). We provide data, transparency, and tools, generally as annual software subscriptions, to help stakeholders navigate the most complex components of the multifamily and commercial property lifecycles – debt (Janover Capital Markets), insurance (Janover Insurance), equity (Janover Connect, Janover Engage), and technology (Janover AI).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands)	2025	2024	% Change	2025	2024	% Change
Revenue	$831	$619	34.3%	$1,898	$1,471	29.1%
Operating expenses:
Cost of revenues	7	8	(9.3)%	21	24	(12.5%)
Sales and marketing	446	299	49.2%	1,511	1,128	34.0%
Research and development	124	151	(18.0)%	449	479	(6.3)%
General and administrative	259	564	(54.2)%	1,084	1,991	(45.6%)
Depreciation and amortization	49	51	(3.9)%	187	173	8.1%
Loss on disposition of Janover Pro	1,958	—	NM	1,958	—	NM
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)	—	NM
Total operating expenses	2,843	1,073	165.0%	5,146	3,795	35.6%
Segment operating income (loss)	$(2,012)	$(454)	(343.0)%	$(3,248)	$(2,324)	(39.8)%
NM-Amounts are not meaningful

Revenue

Real estate revenue increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to increased SaaS subscription revenue. SaaS subscription revenue for the quarter ended September 30, 2025 was approximately $509.7 thousand, compared to $133.5 thousand for the same period in the prior year, an increase of 281%. SaaS subscription revenue will decrease in future quarters after the sale of the JPro business unit, which represented the majority of the subscription revenue.

Operating Expenses

Sales and Marketing

Sales and marketing increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to an increase in marketing and sales commissions related to the growth of SaaS subscription revenue.

General and Administrative

General and administrative decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 due to a reduction in payroll related costs.

Loss on Disposition

We incurred a $2.0 million loss for the three and nine months ended September 30, 2025, resulting from the disposition of the assets and liabilities of JPro. See Note 6—Acquisitions and Dispositions for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2025	December 31, 2024
Sources of liquidity:
Cash and cash equivalents	$8,801	$2,517
Investments	$1,377	$340
Accounts receivable (current and non-current)	$52	$237
ELOC availability	$938,655	$—

Obligations:
Lease liability	$—	$14
Loans payable	$267	$—
Digital asset financing arrangements	$70,331	$—
Long-term debt	$131,444	$—

As of September 30, 2025, our principal sources of liquidity were sales of our common stock under our ELOC, cash and cash equivalents and collections of our accounts receivable. Our ELOC provides the ability for us to sell, from time to time, up to an aggregate of $1.0 billion of our common stock. Our cash and cash equivalents consist of money market and demand deposit accounts at various financial institutions and digital asset platforms. We believe that these existing sources of liquidity are and will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

We hold digital assets as part of our treasury strategy that may be converted to cash and used as a source of liquidity if necessary, however, we do not presently intend to liquidate our digital assets holdings to fund our capital requirements and obligations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,041)	$(2,239)
Net cash used in investing activities	$(236,311)	$(16)
Net cash provided by (used in) financing activities	$249,636	$(53)

Net cash used in operating activities for the nine months ended September 30, 2025 was $7.0 million primarily due to payments related to employee-related costs, professional fees and interest, which was partially offset by timing of our accounts payable and accrued expenses, deferred revenue and timing of collections on our accounts receivable.

Net cash used in investing activities for the nine months ended September 30, 2025 was $236.3 million due to the purchase of digital assets by our treasury segment and settlement of derivative instruments.

Net cash provided by financing activities was $249.6 million for the nine months ended September 30, 2025 as a result of proceeds received from the issuance of convertible notes and equity raises.

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

On April 4, 2025, we entered into several Securities Purchase Agreements with a syndicate of investors, in which we agreed to, among other things, issue Convertible Notes (the "Notes") totaling approximately $42.0 million in aggregate principal due April 6, 2030 ("Maturity Date"). The Notes have an interest rate of 2.5% per year, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 each year. The Notes are convertible at any time prior to and or on the Maturity Date, conditioned that the Company’s market capitalization equals or exceeds $100 million on the day prior to the conversion date (“Market Capitalization Condition”). See Note 9—Debt for further discussion.

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

As of September 30, 2025 we had $140.3 million in fixed rate convertible notes maturing in 2030.

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

We are exposed to market risk related to our digital asset holdings, digital asset financing arrangement collateral and digital asset financing arrangements, which are impacted by the market value of the respective digital asset held. We performed a sensitivity analysis assuming a hypothetical 10% change in the fair value of these digital assets to demonstrate the potential impact on our financial results. A hypothetical 10% increase or decrease in market prices would have positively or negatively impacted our Income (loss) before income taxes by approximately $19.7 million for the nine months ended September 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of the Company’s principal executive officer and principal financial and accounting officer, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as September 30, 2025. Based on their evaluation, the Company’s principal executive officer and principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s (“SEC”) rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, solely as a result of the material weaknesses in our internal control over financial reporting below.

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

Changes in Internal Control Over Financial Reporting

During the quarter we engaged a third-party consultant to assist the Company with our Sarbanes Oxley compliance. We have also added several members to the accounting and finance team to address the material weaknesses mentioned above. Other than the items mention, there were no other changes in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2025, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are subject to various risk and uncertainties, which could adversely affect our business, results of operations, financial condition, future results and the price of our common stock. The following information should be read in conjunction with the information detailed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission on March 27, 2025 and Amendment No.1 to the Annual Report on Form 10-K/A filed on May 16, 2025 as well as the updated information appearing in Part II, Item 1A, Risk Factors in our subsequent Quarterly Reports on Form 10-Q as filed with the Security and Exchange Commission. The following information may supplement or update previous information appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 and in prior Quarterly Reports on Form 10-Q. These risk factors, as well as our condensed consolidated financial statements and notes thereto and other information disclosed in this report.

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
•
general economic, industry and market conditions in the cryptocurrency industry and broader macroeconomic trends related to the digital asset industry; and

39

•
the other factors described in this ‘‘Risk Factors’’ section and in the “Risk Factors” section of our other SEC filings, including our most recent annual report on Form 10-K.

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

The U.S. federal income tax treatment of rewards from staking digital assets such as SOL remains uncertain and is currently under the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards are generally treated as ordinary income upon receipt. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking SOL, we could be subject to increased audits by the IRS and additional tax liabilities.

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

4.1

Indenture, dated as of July 7, 2025, by and between the Registrant and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).

4.2	Form of note representing the 5.50% Convertible Senior Note due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.1	Form of Prepaid Forward Stock Purchase Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2025).
10.2

Master Loan Agreement, dated July 25, 2025, between the Registrant and BitGo Hong Kong Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 31, 2025).

10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).
10.4

Placement Agency Agreement, dated as of August 24, 2025, between the Registrant and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2025).

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

DeFi DEVELOPMENT CORP
(Registrant)

Date: November 19, 2025	By:	/s/Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)

