Form 10-Q
period 2026-03-31
DeFi Development Corp.
filed 2026-05-19
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ to __________
COMMISSION FILE NUMBER 001-41748
DEFI DEVELOPMENT CORP.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of May 19, 2026, the registrant had a total of 30,118,205 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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
Forward-looking statements include all statements that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “might,” “forecast,” “continue,” or the negative of those terms, and similar expressions and comparable terminology intended to reference future periods. Forward-looking statements include, but are not limited to, statements about:

•The effect of and uncertainties related to the ongoing volatility in interest rates;
•Future reward yields related to operating validator nodes;
•The impact of current and future modifications to the Solana Network protocol;
•Uncertainties related to future staking reward yields;
•Our ability to achieve and maintain profitability in the future;
•The impact on our business of the regulatory environment and complexities with compliance related to such environment;
•Our ability to respond to general economic conditions;
•Our ability to manage our growth effectively and our expectations regarding the development and expansion of our business;
•Our ability to access sources of capital, including debt financing and other sources of capital to finance operations and growth;
•The success of our marketing efforts to access additional sales channels and our ability to expand our lender and borrower base;
•Our ability to grow market share in existing markets or any new markets we may enter;
•Our ability to develop new products, features and functionality that are competitive and meet market needs;
•Our ability to realize the benefits of our strategy, including our financial services and platform productivity;
•Our ability to make accurate credit and pricing decisions or effectively forecast our loss rates;
•Our ability to establish and maintain effective system of internal controls over financial reporting;
•Our ability to maintain the listing of our securities on Nasdaq;
•Sales of our common stock by us or our stockholders, which may result in increased volatility in our stock price; and
•The outcome of any legal or governmental proceedings that may be instituted against us.
Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Accordingly, the forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as representations that the results or conditions described in such statements will occur or that our

2

objectives and plans will be achieved. Forward-looking statements contained in this Quarterly Report on Form 10-Q speak as of the date of this report and we do not assume any responsibility to update these forward-looking statements, except as required by law.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$3,683	$5,920
Investments	2,692	3,675
Digital assets pledged as collateral	111,829	103,943
Deferred offering costs	3,361	6,377
Other current assets	6,203	2,011
Total current assets	127,768	121,926
Digital assets, at fair value	65,873	136,000
Digital assets, at carrying value, net	32,706	45,764
Goodwill	607	607
Intangible assets, net	2,669	3,020
Other assets	93	93
Total assets	$229,716	$307,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,539	$6,821
Digital asset financing arrangements	82,986	67,521
Loans payable	—	107
Other current liabilities	3,218	6,339
Total current liabilities	91,743	80,788
Long-term debt, net	127,779	127,361
Total liabilities	219,522	208,149
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, undesignated, $0.00001 par value and stated value, 999,899,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series A Preferred stock, $0.00001 par value and stated value, 100,000 shares authorized, 10,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Series B Preferred stock, $0.00001 par value and stated value, 1,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 29,497,394 and 29,892,800 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	207,547	202,581
Treasury stock	(22,022)	(11,520)
Accumulated other comprehensive (loss) income	(44)	(27)
Accumulated (deficit)	(175,287)	(91,773)
Total stockholders’ equity	10,194	99,261
Total liabilities and stockholders’ equity	$229,716	$307,410
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Revenue	$2,664	$287
Operating expenses:
Cost of revenue	103	7
General and administrative	6,006	543
Sales and marketing	253	465
Research and development	141	169
Depreciation and amortization	351	50
Net loss (gain) on digital assets	51,030	—
(Gain) loss from changes in fair value of contingent consideration	—	(64)
Total operating expenses	57,884	1,170
Operating (loss) income	(55,220)	(883)
Interest expense	(2,696)	—
(Loss) gain from derivative instruments	(22,838)	—
Investment and other (expense) income, net	(2,636)	105
(Loss) income before income taxes	(83,390)	(778)
Income tax benefit (expense)	—	—
Net (loss) income	$(83,390)	$(778)

Net (loss) income per share:
Basic and diluted	$(3.18)	$(0.08)

Weighted-average shares outstanding:
Basic and diluted	26,258	9,973
See the accompanying notes to the condensed consolidated financial statements.

5

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net (loss) income	$(83,390)	$(778)
Other comprehensive (loss) income, net of income taxes:
Cumulative translation adjustment	(17)	—
Other comprehensive (loss) income, net of income taxes	(17)	—
Comprehensive (loss) income	$(83,407)	$(778)
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	10,000	$—	29,892,800	$—	$202,581	$(11,520)	$(27)	$(91,773)	$99,261
Issuance of common stock, net of offering costs	—	—	1,162,147	—	4,083	—	—	—	4,083
Warrants exercised	—	—	2,452	—	55	—	—	—	55
Issuance of common stock under employee stock plans	—	—	45,013	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(3,271)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	(1,601,747)	—	—	(10,502)	—	—	(10,502)
Warrant dividend distribution	—	—	—	—	124	—	—	(124)	—
Share-based compensation	—	—	—	—	720	—	—	—	720
Translation adjustments	—	—	—	—	—	—	(17)	—	(17)
Net (loss) income	—	—	—	—	—	—	—	(83,390)	(83,390)
Balances at March 31, 2026	10,000	$—	29,497,394	$—	$207,547	$(22,022)	$(44)	$(175,287)	$10,194

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income		Accumulated Deficit	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2024	10,000	$—	9,909,473	$—	$12,872	$—	$—		$(9,370)	$3,502
Issuance of common stock, net of offering costs	—	—	89,775	—	70	—	—		—	70
Exercise of share-based awards	—	—	12,306	—	—	—	—		—	—
Share-based compensation	—	—	—	—	54	—	—	—	—	54
Net (loss) income	—	—	—	—	—	—	—		(778)	(778)
Balances at March 31, 2025	10,000	$—	10,011,554	$—	$12,996	$—	$—		$(10,148)	$2,848
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating Activities
Net (loss) income	$(83,390)	$(778)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Digital assets received as revenue	(2,402)	—
Digital assets paid for expenses	96	—
Depreciation and amortization	351	50
Amortization of debt discount	418	—
Share-based compensation	720	54
Net loss (gain) on digital assets	51,030	—
Loss (gain) from derivative instruments	22,838
Net loss (gain) on investment activity	592	(85)
(Gain) loss from changes in fair value of contingent consideration	—	(64)
Other	2,533	—
Changes in operating assets and liabilities:
Accounts receivable	52	(431)
Prepaid expenses	122	26
Other assets	(1,283)	(15)
Accounts payable and accrued expenses	(1,497)	(166)
Deferred revenue	3	624
Net cash used in operating activities	(9,817)	(785)
Investing Activities
Purchase of digital assets	(3,720)	—
Proceeds from sales of digital assets	20,379	—
Purchases of investments	(631)	—
Proceeds from the sale of investments	163	—
Net cash provided by (used in) investing activities	16,191	—
Financing Activities
Repayments of short-term debt	(107)	—
Proceeds from issuance of common stock, net of offering costs	1,959	70
Payments related to employee stock plan taxes	(16)	—
Proceeds from warrant exercises	55	—
Repurchase of common stock	(10,502)	—
Net cash (used in) provided by financing activities	(8,611)	70
Net (decrease) increase in cash and cash equivalents	(2,237)	(715)
Cash and cash equivalents, at beginning of period	5,920	2,517
Cash and cash equivalents, at end of period	$3,683	$1,802
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Unaudited)

	Three Months Ended March 31,
Supplemental Information of Cash Paid Information	2026	2025
Cash paid for interest	$3,347	$1
Cash paid for taxes, net of refunds	$187	$—

Supplemental Schedule of Non-cash Investing and Financing Activities
Digital asset financing arrangement borrowings	$91,071	$—
Repayments of digital asset financing arrangements	$56,737	$—
Common stock issuance in connection with equity line of credit commitment fee	$5,064	$—
Warrant dividend distribution	$124	$—
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies, critical accounting estimates, segment reporting, or recently issued accounting pronouncements from those disclosed in Note 1—Overview and Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025.
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) interim reporting guidelines under Article 8-03 of Regulation S-X (17 CFR Part 210) for smaller reporting companies. The December 31, 2025 condensed consolidated Balance Sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. Accordingly, our condensed consolidated financial statements do not include all the disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with SEC on March 30, 2026.
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
Stock Splits
On May 6, 2025, our Board of Directors approved a seven-for-one forward stock split of the Company's common stock to shareholders of record as of the close of business on May 19, 2025. All share, per share data and related pricing have been adjusted to reflect the previously mentioned stock splits for all periods presented.
Estimates and Assumptions
The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results may differ significantly from these estimates and assumptions. Our most significant estimates and assumptions relate to valuation of financial instruments, valuation of share-based compensation and our valuation allowances on deferred taxes. Management evaluates these estimates and assumptions on an ongoing basis using the most current information available and changes are made in the period they are known.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
We use this framework to measure the fair value of certain financial instruments on a recurring basis, such as our cash and cash equivalents, debt securities, marketable securities, digital assets pledged as collateral, digital assets at fair value, digital asset financing arrangements, as well as on a non-recurring basis for our acquisitions and impairment testing on our property and equipment, intangible assets and digital assets, at carrying value, convertible notes and pre-funded warrants. We also use this framework for disclosure purposes related to certain items, such as debt and our off-balance sheet transactions. See Note 14—Fair Value Measurements, for further discussion.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed the Federal Deposit Insurance Limit of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of March 31, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held at financial institutions.
Market Risk
We are exposed to market risk related to our digital asset holdings, collateral associated with our digital asset financing arrangements and digital asset financing arrangements, which are impacted by the fair value of the respective underlying digital asset. We performed a sensitivity analysis assuming a hypothetical 10% increase or decrease in the fair value of these digital assets to demonstrate the potential impact on our financial results.
The following table presents the hypothetical market risk impact on our digital asset holdings:

(in thousands)	Three Months Ended March 31, 2026
Digital assets, at fair value	$11,260
Digital assets, at carrying value	3,558
Digital assets pledged as collateral	10,351
Digital asset financing arrangements	(5,848)
Total hypothetical impact on (loss) income before income taxes	$19,321
Our market risk exposure on our digital asset financing arrangements is inherently offset, in part, by the amount of the borrowed digital asset remaining in our digital asset holdings and by the associated collateral posted for these digital asset financing arrangements.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Expense Disaggregation Disclosure
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures ("ASU 2024-03"), which enhances transparency by requiring public entities to disclose more detailed information about their income statement expenses. This includes disaggregating specific natural expense categories, like employee compensation and depreciation, within certain expense captions. ASU 2024-03 applies to public entities with annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. We are evaluating the impact this amended guidance may have on the notes to our consolidated financial statements.
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
DISAGGREGATION OF REVENUE
The following table shows the disaggregation of revenue for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Digital asset treasury	$2,402	$—
Real estate platform	262	287
Total revenue	$2,664	$287
NOTE 3—NET (LOSS) INCOME PER SHARE

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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The following table provides the computation of basic and diluted Net (loss) income per share for the periods presented:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator
Net (loss) income, basic and diluted	$(83,390)	$(778)

Denominator
Weighted-average of common shares outstanding, basic and diluted	26,258	9,973

Antidilutive shares:
Convertible notes	6,478	—
Warrants	4,484	62
Options	4,358	631
Dividend warrants	3,896	—
Restricted stock units	684	184
ELOC commitment shares	649	—
Total antidilutive shares	20,549	877

Net (loss) income per share
Basic and diluted	$(3.18)	$(0.08)
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
•Real Estate Platform ("Real Estate"): This segment is responsible for providing a technology platform that connects commercial mortgage and small business borrowers looking for debt to refinance, build, or buy commercial property including apartment buildings to commercial property lenders. These property lenders include traditional banks, credit unions, real estate investment trusts ("REITs"), debt funds, and other financial institutions looking to deploy capital into commercial mortgages.
The CODM uses Segment operating (loss) income to evaluate operating segment performance and allocate resources, including current period to prior period variances on a quarterly basis. Segment (loss) income excludes the impact of income taxes, interest expense and other income (expense) items, as these are managed at the corporate level. We do not prepare separate balance sheets by operating segment for the CODM, as such, assets are not evaluated as part of operating segment performance and resource allocation. We provide the CODM depreciation and amortization expense and impairment charges that are generated from operating segment-specific assets, as these are included in Segment operating (loss) income.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
Accounting policies associated with our operating segment are the same as those previously described in Note 1—Overview and Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, including transactions between segments. Transactions between segments are reported as if each were a stand-alone business and are eliminated in consolidations.
The tables below shows our Segment operating (loss) income for the periods presented:

	Three Months Ended March 31,
	2026		2025
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$2,402	$262	$—	$287

Cost of revenue	96	7	—	7
General and administrative	5,071	935	—	543
Sales and marketing	150	103	—	465
Research and development	125	16	—	169
Depreciation and amortization	304	47	—	50
Net loss (gain) on digital assets	51,030	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)
Total segment operating expenses	$56,776	$1,108	$—	$1,170
Segment operating (loss) income	$(54,374)	$(846)	$—	$(883)

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The below table reconciles Segment (loss) income to consolidated (loss) income before income taxes for the periods presented:

	Three Months Ended March 31,
	2026				2025
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$2,402	$262	$—	$2,664	$—	$287	$—	$287

Cost of revenue	96	7	—	103	—	7	—	7
General and administrative	5,071	935	—	6,006	—	543	—	543
Sales and marketing	150	103	—	253	—	465	—	465
Research and development	125	16	—	141	—	169	—	169
Depreciation and amortization	304	47	—	351	—	50	—	50
Net loss (gain) on digital assets	51,030	—	—	51,030	—	—	—	—
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	(64)	—	(64)
Total operating expenses	56,776	1,108	—	57,884	—	1,170	—	1,170
Operating (loss) income	(54,374)	(846)	—	(55,220)	—	(883)	—	(883)
Interest expense	—	—	(2,696)	(2,696)	—	—	—	—
(Loss) gain from derivative instruments	—	—	(22,838)	(22,838)	—	—	—	—
Investment and other (expense) income, net	—	—	(2,636)	(2,636)	—	—	105	105
(Loss) income before income taxes	$(54,374)	$(846)	$(28,170)	$(83,390)	$—	$(883)	$105	$(778)

NOTE 5—DIGITAL ASSETS

DIGITAL ASSETS, AT FAIR VALUE
The table below details the components of our digital assets, at fair value with units, cost basis amounts and fair value based on Level 1 inputs that use unadjusted quoted prices from active markets and Level 2 inputs for

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
locked Solana ("SOL") balances which incorporates unadjusted quoted prices from active markets and observable market transactions. See Note 14—Fair Value Measurements for further discussion.

	March 31, 2026			December 31, 2025
(in thousands)	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Solana (SOL)	794	$112,026	$65,871	1,093	$155,366	$136,000
Other(a)	NM	2	2	—	—	—
Total digital assets, at fair value	NM	$112,028	$65,873	1,093	$155,366	$136,000
NM-Amounts are not meaningful.
(a) No other digital asset accounted for 10% or more of the total balance.
Locked SOL
A portion of our digital assets at fair value includes locked SOL, which we purchase below the spot rate, and cannot be withdrawn from the custodial accounts in which it is held for a predetermined period. Locked SOL may be staked to earn rewards while subject to vesting restrictions.
The table below details the future release of our locked SOL, in notional amounts, which also includes collateral related to digital asset financing arrangement term loans of 560.4 thousand tokens:

(in thousands)	March 31, 2026
Remaining 2026	506
2027	600
2028	32

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The table below shows a reconciliation of activity of our digital assets, at fair value:

(in thousands)	March 31, 2026	December 31, 2025
Beginning balance	$136,000	$—
Purchases of Solana	—	222,034
Additions from validator, staking rewards and other	2,301	8,967
Additions from convertible notes	—	31,962
Additions from digital asset term loans	—	60,695
Additions from collateralized financing arrangements	56,247	84,680
Additions from the settlement of debt securities	1,005	11,040
Return of collateral on digital asset financing arrangements	9,487	28,673
Dispositions from purchase of debt securities	—	(18,458)
Dispositions from the sale of Solana	(16,337)	(14,997)
Repayments of digital asset term loans	—	(25,000)
Repayments of collateralized financing arrangements	(27,649)	(47,754)
Dispositions of collateral for digital asset financing arrangements	(33,067)	(169,044)
Net conversion activity and payments for expenses	(23,250)	(46,152)
Unrealized losses from changes in fair value of digital assets(a)	(26,787)	(79,223)
Unrealized gains from changes in fair value of digital assets(a)	—	72,173
Realized loss from disposition activities(a)	(14,212)	(8,700)
Realized gain from disposition activities(a)	2,135	25,104
Ending balance	$65,873	$136,000
(a) These amounts are included within Net loss (gain) on digital assets as stated on our Condensed Consolidated Statements of Operations.
DIGITAL ASSETS, AT CARRYING VALUE
The tables below summarize our digital assets, at carrying value with the respective gross and net carrying amounts, as well as fair value based on Level 2 inputs that use unadjusted quoted prices from active markets.

	March 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$30,634	$(10,959)	$19,675	$21,342
apyUSD	5,151	—	5,151	5,177
apxUSD	3,809	—	3,809	3,809
Other(a)	9,440	(5,369)	4,071	6,438
Total digital assets, at carrying value	$49,034	$(16,328)	$32,706	$36,766
(a) No other digital asset accounted for 10% or more of the total balance.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$67,396	$(32,032)	$35,364	$37,517
Other(a)	15,196	(4,796)	10,400	10,552
Total digital assets, at carrying value	$82,592	$(36,828)	$45,764	$48,069
(a) No other digital asset accounted for 10% or more of the total balance.
NOTE 6—ACQUISITIONS, DISPOSITIONS AND WIND DOWN ACTIVITIES

WIND DOWN
On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. We expect that substantially all operations of the Real Estate Platform segment will cease by the end of the second quarter 2026. We evaluated the wind down under Accounting Standards Codification Topic 205-20, Discontinued Operations ("ASC 205") and determined that, although it represents a strategic shift, it does not have, and is not expected to have, a major effect on our operations and financial results. Accordingly, the results of the affected entities are presented within continued operations.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS

GOODWILL
The table below shows the changes in the carrying value of goodwill:

(in thousands)
Balance, December 31, 2025	$607
Acquired goodwill	—
Accumulated impairments	—
Balance, March 31, 2026	$607

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
INTANGIBLE ASSETS, NET
The following table shows the components of intangible assets, net for the periods presented:

		March 31, 2026			December 31, 2025⁽ᵃ⁾
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived:
Validators	3 years	$3,645	$(1,113)	$2,532	$3,645	$(810)	$2,835
Developed technology	3 years	576	(456)	120	576	(408)	168
Customer database	3 years	3	(2)	1	3	(2)	1

Indefinite-lived:
Domain name		16	—	16	16	—	16
Total intangibles, net		$4,240	$(1,571)	$2,669	$4,240	$(1,220)	$3,020
(a) On May 1, 2025 we recorded intangible assets as a result of an asset acquisition, which consisted of validators.
The following table shows the estimated amortization expense related to the net carrying amount of finite-lived intangible assets:

Remaining 2026	$1,032
2027	$1,215
2028	$406
2029 and thereafter	$—
NOTE 8—DEBT

The table below summarizes our debt outstanding:

(in thousands)	Effective Interest Rate	Contractual Interest Rate	March 31, 2026	December 31, 2025
Short-term debt:
Loan payable	7.1%	7.1%	$—	$107
Total short-term debt			$—	$107

Long-term debt:
April 2030 convertible notes	13.1%	2.5%	$11,471	$11,471
July 2030 convertible notes	6.4%	5.5%	122,500	122,500
Less: unamortized discount			(6,192)	(6,610)
Total long-term debt, net of unamortized discount			$127,779	$127,361

Total debt			$127,779	$127,468

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
As of March 31, 2026 and December 31, 2025, the estimated fair value of our debt was approximately $126.1 million and $119.5 million, respectively. The estimated fair value of our long-term convertible notes is based on Level 3 inputs utilizing the discounted cash flow model. The discount rate applied in the valuation model is based on the yield of U.S Treasury securities with similar remaining contractual terms, plus a credit spread derived from the Intercontinental Exchange Bank of America U.S. corporate bond option-adjusted spread indices for issuers with similar credit risk profiles.
The total interest expense on our debt was $2.2 million with contractual interest rate expense of $1.8 million and amortization of debt discount and issuance costs of $0.4 million.
SHORT-TERM DEBT
In April 2025, we entered into a Director and Officer insurance policy for $666.3 thousand, where we borrowed a total of $516.5 thousand. The financed insurance premiums are payable over ten months and have a contractual annual interest rate of 7.1% which is calculated using a 365-day calendar year. During the first quarter 2026, we fully repaid the outstanding balance of $106.7 thousand related to the insurance policy borrowings.
LONG-TERM DEBT
During the first quarter 2026, we did not have any new issuances of senior notes.
July 2030 Convertible Notes
On July 7, 2025, we issued $112.5 million in aggregate principal amount, in a private offering, of 5.5% convertible senior notes due July 1, 2030 ("July Notes"). Additionally, the initial purchasers of the private offering exercised the right to purchase additional July Notes, as granted under the terms of the private offering, resulting in an additional issuance of 10.0 million in aggregate principal amount of the July Notes. Our July Notes bear interest at an annual rate of 5.5% which is calculated based on a 360-day year, payable semiannually in arrears.
April 2030 Convertible Notes
On April 4, 2025, we issued $42.0 million in aggregate principal amount, in a private offering, of 2.5% convertible notes due April 6, 2030 ("April Notes"). The April 2030 Convertible Notes bear interest at an annual rate of 2.5% per year, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 each year. None of our April 2030 convertible notes were converted to common stock during the first quarter of 2026.
The table below shows the future payments associated with our long-term debt as of March 31, 2026:

(in thousands)
Remaining 2026	$—
2027 through 2029	$—
2030 and thereafter	$133,971

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 9—DERIVATIVES

The table below presents our derivative assets and liabilities as shown on our Condensed Consolidated Balance Sheets:

(in thousands)		March 31, 2026
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$111,829	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	82,986
Accrued crypto loan borrowing fees	Accounts payable and accrued expenses	—	184
Total		$111,829	$83,170

(in thousands)		December 31, 2025
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$103,943	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	67,521
Accrued crypto loan borrowing fees	Accounts payable and accrued expenses	—	256
Total		$103,943	$67,777
The table below presents the effect of derivative instruments, included within (Loss) gain from derivative instruments as stated on our Condensed Consolidated Statements of Operations. We did not have derivative instruments as of March 31, 2025:

(in thousands)	Three Months Ended March 31, 2026
Digital assets pledged as collateral	$(45,825)
Digital asset financing arrangements	22,869
Accounts payable	118
Total	$(22,838)
DIGITAL ASSET FINANCING ARRANGEMENTS
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
During the first quarter 2026, we renewed a loan under our master loan agreement, where we repaid and subsequently borrowed 60 thousand SOL or $12.9 million (using exchange rates as of the date the SOL was repaid and borrowed). We primarily used the proceeds from the loan requests for SOL decentralized finance (“DeFi”) activities. The previously mentioned loan request has a three month maturity with an annual contractual borrowing fee of 13.0%, which is calculated daily based on 360-days and payable on the loan maturity date. Under the terms of the loan request, we are required to post collateral in the form of the digital asset borrowed or cash, which is calculated as a percentage of the total loan value, at 300.0% and maintain a minimum collateral coverage

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
of 200.0%. If the collateral coverage declines to 150.0% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. The lender has a security interest in the collateral assets through repayment of the loan. We derecognize the SOL provided as collateral and record an asset on our Condensed Consolidated Balance Sheets. In the event we repay the loan prior to the maturity date, we shall pay the lender a fee equal to 20.0% of the borrowing fee that would have accrued from the date of the repayment until the maturity date of the loan. SOL that we borrow is included in Digital assets, at fair value as stated on our Condensed Consolidated Balance Sheets.
Open-Term Loans
On February 23, 2026, we entered into a loan request under the previously mentioned master loan agreement, where we borrowed $4.0 million USD Coin ("USDC"). The loan has no maturity date and the lender is able to request repayment at any time, at which point we have one business day to settle the loan. Conversely, we can settle the loan at any time without penalties. The loan request has an annual contractual borrowing fee of 10.0%, which is calculated daily based on 360-days and payable on repayment of the loan. Under the terms of the loan request, we are required to post collateral in the form of SOL, which is calculated as a percentage of the total loan value, which is 200% and we are to maintain a minimum collateral coverage of 175%. If the collateral coverage declines to 125% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. The lender has a security interest in the collateral asset through repayment of the loan. We derecognize the SOL provided as collateral and record an asset on our Condensed Consolidated Balance Sheets.
As of March 31, 2026, digital asset term loans outstanding were $17.7 million and we had $46.5 million of posted collateral which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets. Since the value of the posted collateral exceeded the associated liability, our net economic exposure is effectively zero. During the three months ended March 31, 2026, total borrowing fees recognized within Interest expense, as stated on our Condensed Consolidated Statements of Operations, was $0.5 million.
Collateralized Financing Arrangements
We enter into digital asset financing arrangements through DeFi protocols that allow digital assets to be deposited as collateral in order to obtain borrowings of additional digital assets. We may redeposit these borrowed assets into lending protocols and subsequently borrow additional assets against those deposits. This strategy is intended to increase our exposure to staking rewards, lending yields and other protocol incentives. The borrowed digital assets do not have a specified maturity date and are repayable at our option at any time. The interest rate on these borrowings are established by each DeFi protocol and are variable. The interest rate is determined based on the borrow demand for each digital asset on the DeFi protocol. Interest is calculated daily and payable on the date repayment is made. We do not have an explicit right of offset under the terms of the collateralized financing arrangements and present the associated liabilities and assets on a gross basis. Through the first quarter 2026, we received proceeds of $78.2 million (using exchange rates as of the date the digital assets were borrowed) and repaid a total of $43.8 million (using exchange rates as of the date the digital assets were repaid). We used the proceeds from these collateralized financing arrangements for SOL DeFi activities.
We derecognize the digital assets provided as collateral related to these borrowings and record an asset on our Condensed Consolidated Balance Sheets. As of March 31, 2026, we had $65.3 million of posted collateral relating to our collateralized financing arrangements which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets. Our net economic impact related to our collateralized financing arrangements was zero as the outstanding balance and related collateral are the same amount.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The table below shows our outstanding collateralized financing arrangements in our Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	December 31, 2025
Solana (SOL)	$41,885	$29,315
PayPal USD (PYUSD)	12,358	12,062
Global Dollar (USDG)	8,256	—
Other(a)	2,782	5,598
Total	$65,281	$46,975
(a) No other digital asset or stablecoin accounted for 10% or more of total collateralized financing arrangements.
NOTE 10—STOCKHOLDERS’ EQUITY

SHARE REPURCHASES
During the first quarter 2026, we repurchased 1,601,747 shares of our common stock for approximately $10.5 million.
COMMON STOCK WARRANTS
Convertible Note Warrants
Contemporaneously with the April Notes, we issued two series of warrants for each $1,000 in principal amount of convertible notes that provided Investors the right to purchase approximately 58.34 shares (2.4 million shares in total) of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock (2.0 million shares in total) at an exercise price of $21.43 per share in the second series. The warrants were exercisable immediately upon issuance and have a term of five years from the date of issuance. During the first quarter of 2026, we issued 43.8 thousand and 35.1 thousand shares in total, or $124.5 thousand, for the first and second series, respectively, as a result of the warrant dividend declared in October 2025. We determined that the warrant dividend is an equity-linked instrument and was recorded at fair value as a reduction to Accumulated deficit with a corresponding increase to Additional paid-in capital, as stated on our Condensed Consolidated Balance Sheets. See Note 14—Fair Value Measurements, for further discussion.
As of March 31, 2026, all warrants issued in connection with these convertible notes remained unexercised and outstanding. See Note 8—Debt for further discussion.
Pre-Funded Warrants
On August 24, 2025, we entered into subscription agreements (the "Subscription Agreements") with certain institutional and accredited investors (“Warrant Investors”) pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, agreed to sell in a private placement to the Warrant Investors an aggregate of 4,187,953 shares of our common stock and pre-funded warrants to acquire up to 5,812,089 shares of common stock at an exercise price of $0.0001 per share. The purchase price for one share of common stock was $12.50 and the purchase price for one pre-funded warrant was $12.4999 per share. As of March 31, 2026, 4.9 million warrants were exercised and 0.9 million were outstanding.
On May 1, 2025, we entered into a securities purchase agreement with a syndicate of investors ("the PIPE Investors"), where we agreed to, among other things, enter into a related registration rights agreement in connection with the issuance and sale, in a private placement, of the following securities to the PIPE Investors for gross proceeds of approximately $24.0 million: 2,210,866 shares of our common stock and pre-funded warrants to purchase up to 1,453,753 of our common stock at an exercise price of approximately $0.0014 per share. The purchase price for one share of common stock or pre-funded warrant was approximately $6.57. The pre-funded warrants became exercisable 21 days after we filed the Definitive Information Statement on Schedule 14C on June 2, 2025 regarding stockholder approval of the issuance of shares subject to pre-funded warrants in

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
accordance with Nasdaq listing requirements. The exercise price and number of pre-funded warrant shares issuable upon exercise of the pre-funded warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The pre-funded warrants may be exercised, in whole or in part, at any time by means of a “cashless exercise". Through the first quarter 2026, 1.5 million warrants were exercised and none were outstanding.
EQUITY LINE OF CREDIT
On June 11, 2025, we entered into a share purchase agreement for an equity line of credit (the "ELOC") with RK Capital Management LLC ("RK"), under which RK has agreed to purchase, from time to time, up to an aggregate of $1.0 billion ("Initial Commitment") of our common stock over the term of the agreement. Subject to certain conditions the Initial Commitment may be increased to $5.0 billion. The Company filed with the SEC a registration statement to register for resale under the Securities Act on June 16, 2025, so the registered shares may be issued to RK. In connection with the ELOC, we agreed to pay a commitment fee of $12.5 million, over a twelve month period, in the form of common stock. In the first quarter of 2026, we recorded $3.1 million in commitment fees, or 702.1 thousand shares, of which $2.2 million is included within Investment and other (expense) income, net and $0.9 million in stockholders' equity.
During the first quarter 2026, we issued 0.5 million of common stock for approximately $2.0 million in net proceeds. We used the net proceeds for working capital purposes. See Note 18—Subsequent Events for discussion on activity that occurred after the balance sheet date under the ELOC.

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

(in thousands)
Balance December 31, 2025	$(27)
Cumulative translation adjustments	(17)
Balance March 31, 2026	$(44)

NOTE 11—SHARE-BASED COMPENSATION

Share-based compensation expense includes restricted stock units, or RSUs, and stock options.
SHARE-BASED COMPENSATION EXPENSE
The table below shows the total pre-tax share-based compensation expenses recorded for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$720	$39
Sales and marketing	—	10
Research and development	—	5
Total	$720	$54

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
STOCK OPTIONS
The table below shows activity related to stock options:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	2,397,872	$4.61
Granted	2,054,181	4.92
Exercised	(39,650)	0.76
Forfeited	(54,834)	4.43
Outstanding as of March 31, 2026	4,357,569	$4.80
Exercisable March 31, 2026	516,321	$8.07
As of March 31, 2026, unrecognized pretax compensation of $9.9 million related to stock options which will be recognized over a weighted average period of approximately 3.6 years.
RESTRICTED STOCK UNITS
The table below shows the activity for our restricted stock:

	Units	Weighted Average Fair Value
Nonvested as of December 31, 2025	276,875	$10.16
Granted	417,875	3.89
Vested	(10,984)	5.50
Forfeited	—	—
Nonvested as of March 31, 2026	683,766	$6.40
As of March 31, 2026, unrecognized pretax compensation of $3.8 million related to restricted stock units which will be recognized over a weighted average period of approximately 3.4 years.
NOTE 12—INVESTMENTS

The following table provides the components of Investment and other (expense) income, net:

(in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Equity in net (loss) income of investees, net	$(611)	$—
Realized and unrealized (loss) gain on debt securities, net	40	—
Realized and unrealized gain (loss) on equity securities, net	20	85
Other (expense) income, net	(2,085)	20
Investment and other (loss) income, net	$(2,636)	$105

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

The table below shows the components of our investments:

(in thousands)	March 31, 2026	December 31, 2025
Equity method securities	$1,508	$2,136
Non-marketable securities	630	—
Marketable securities	554	698
Debt securities	—	841
Total	$2,692	$3,675
EQUITY METHOD SECURITIES
On August 27, 2025, we entered into a subscription agreement with Cykel AI where we agreed to purchase 10.4 million of prepaid warrants for £1.25 million, or $1.7 million (using exchange rates as of the agreement date). Under the terms of the subscription agreement, we will be granted an additional 10.4 million of cash warrants exercisable at a 10% premium to the price per share stated in the second capital raise (the "Second Capital Raise") per cash warrant. As of March 31, 2026 the Second Capital Raise has not occurred. Additionally, we have the right to appoint two board members to the Company and an additional board member once the Second Capital Raise closes. For the three months ended March 31, 2026, we recognized a $610.6 thousand loss resulting from of our share of earnings in the investee, which was recorded in Other (expense) income, net as stated on our Condensed Consolidated Statements of Operations.
NON-MARKETABLE EQUITY SECURITIES
During the first quarter 2026, we invested approximately $630.0 thousand in Peak Consulting Labs Inc. ("Peak"), a privately held company, through a Simple Agreement for Future Equity ("SAFE"). We account for these non-marketable securities in accordance with Accounting Standards Codification Topic 321, Investments—Equity Securities ("ASC 321"). Under ASC 321, the SAFE is an equity security that does not have a readily determinable fair value. We have elected the measurement alternative under ASC 321-10-35-2, under which the investment is carried at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. We concluded that Peak, is a variable interest entity under the framework detailed in Accounting Standards Codification Topic 810, Consolidations ("ASC 810"). Under ASC 810, we determined that consolidation of Peak is not required as we do not have the power to direct the activities that most significantly impact the economic performance of Peak and we are not the primary beneficiary.

As of March 31, 2026, no upward adjustments, downward adjustments, impairment charges, or realized gains or losses have been recognized, our carrying value was $630.0 thousand which is included within Investments on our Condensed Consolidated Balance Sheets.
DEBT SECURITIES
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
Subsequently, on December 29, 2025, we entered into a note settlement agreement (the "Note Settlement Agreement") with Flora, where we agreed to settle the aforementioned convertible notes, including principal, accrued interest and fees, for approximately $11.0 million in SOL (using exchange rates as of the date the SOL was received), $1.75 million in cash and approximately $0.8 million worth of common shares of Flora.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
During the first quarter 2026, we received approximately 6.7 thousand SOL, or $841.0 thousand, related to the remaining balance of the Note Settlement Agreement with Flora and recognized a loss of $425.7 thousand upon settlement.
MARKETABLE EQUITY SECURITIES
In December 2025, we received shares of common stock in Flora as part of a Note Settlement Agreement. We initially recorded the common shares at fair value as of the settlement date and have subsequently remeasured to fair value as of the balance sheet date. During the first quarter 2026, we sold a portion of the common stock for approximately $163.4 thousand.
For the three months ended March 31, 2026 and March 31, 2025, we realized a gain of $12.1 thousand and $85.0 thousand related to our marketable securities, respectively.
NOTE 13—INCOME TAXES

EFFECTIVE TAX RATE
Our effective tax rate for the three months ended March 31, 2026 and March 31, 2025 was 0.0%. Our effective tax rate differs from the U.S. federal statutory rate of 21% as a result of our U.S losses for which no benefit will be realized.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Consistent with this approach, the Company is using the estimated annual effective tax rate (the "AETR") method to calculate taxes for the period ending March 31, 2026, and is discretely recognizing specific events referred to as "discrete items" as they occur.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 14—FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	March 31, 2026
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$65,873	$17,851	$48,022	$—	$65,873
Digital assets pledged as collateral	111,829	46,548	65,281	—	111,829
Stablecoins(a)	5,877	5,877	—	—	5,877
Marketable securities(b)	554	554	—	—	554
Total assets	$184,133	$70,830	$113,303	$—	$184,133

Liabilities:
Digital asset financing arrangements	$82,986	$82,986	$—	$—	$82,986
Accrued crypto loan borrowing fees(c)	184	184	—	—	184
Total liabilities	$83,170	$83,170	$—	$—	$83,170
(a) Amounts are included within Other current assets as stated on our Condensed Consolidated Balance Sheets.
(b) Amounts are included within Investments as stated on our Condensed Consolidated Balance Sheets.
(c) Amounts are included within Accounts payable and accrued expenses as stated on our Condensed Consolidated Balance Sheets.

	December 31, 2025
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$136,000	$30,156	$105,844	$—	$136,000
Digital assets pledged as collateral	103,943	56,968	46,975	—	103,943
Stablecoins(a)	522	522	—	—	522
Debt securities(b)	841	841	—	—	841
Marketable securities(b)	698	698	—	—	698
Total	$242,004	$89,185	$152,819	$—	$242,004

Liabilities:
Digital asset financing arrangements	$67,521	$67,521	$—	$—	$67,521
Accrued crypto loan borrowing fees(c)	256	256	—	—	256
Total	$67,777	$67,777	$—	$—	$67,777
(a) Amounts are included within Other current assets as stated on our Condensed Consolidated Balance Sheets.
(b) Amounts are included within Investments as stated on our Condensed Consolidated Balance Sheets.
(c) Amounts are included within Accounts payable and accrued expenses as stated on our Condensed Consolidated Balance Sheets.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
In addition to assets and liabilities that are recorded at fair value on a recurring basis, under the framework of ASC 820, we are also required to record assets and liabilities at fair value on a nonrecurring basis for items such as acquisitions, impairment testing on property and equipment and intangible assets.
Impairments
During the first quarter 2026, we recognized impairment charges of $10.7 million on our digital assets, at carrying value due to the weakening of our liquid staking tokens against the U.S. dollar.
Warrant Dividend
We determined the fair value of the warrant dividend issued to our convertible note warrant holders to be $124.5 thousand in total, representing a $1.63 price per warrant. The fair value was determined using the Black-Scholes Option model, which utilizes significant inputs, or level 3 inputs, as defined by the fair value hierarchy. See Note 10—Stockholders’ Equity, for further discussion.
The table below shows the inputs that were used for the valuation:

March 31, 2026
Stock price	$3.29
Strike price, series 1	$17.14
Strike price, series 2	$21.43
Dividend	—%
Risk free rate	3.9%
Term	4.02
Volatility	110.0%
OTHER FINANCIAL INSTRUMENTS
The carrying value of our cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of March 31, 2026 and December 31, 2025, respectively, due to the short-term nature of these instruments.
NOTE 15—COMMITMENTS AND CONTINGENCIES

LITIGATION AND REGULATORY
We may become subject to legal proceedings, regulatory investigations and claims that arise in the ordinary course of business. If this occurs we will review each proceeding, investigation and claim on a case by case basis and determine the probability of losses after considering, among other things, opinions and views of legal counsel

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
and outcomes of similar cases and circumstances, there is significant judgment in making these estimates and actual results may differ significantly from these estimates.
COMMITMENTS
Revolving Credit Facility
On January 24, 2026, we entered into a revolver (the "Revolver") with our equity method investee. Under the terms of the agreement, we committed to provide a revolving credit facility of up to $4.75 million for 36 months. The credit facility bears an annual interest rate of 10%, which accrues daily based on a 360-day year. The first interest payment is due to us 18 months after the date of the Revolver. As of March 31, 2026, amounts available to our equity method investee under the Revolver was $4.75 million.
NOTE 16—OFF BALANCE SHEET TRANSACTIONS

As of March 31, 2026, customers delegated 367.0 thousand SOL tokens or $30.5 million (using exchange rates as of the balance sheet date) to our validators. These amounts are not presented on our Condensed Consolidated Balance Sheets as we do not control the staked SOL.
NOTE 17—RELATED PARTY TRANSACTIONS

WIND DOWN
On March 31, 2026, the Company agreed to a severance agreement with Mr. Janover, current Director, and agreed to sell certain of our Real Estate Platform segment domains to Mr. Janover for $10.0 thousand. See Note 6—Acquisitions, Dispositions and Wind Down Activities for further discussion.
INVESTMENT
On February 12, 2026, we entered into a SAFE agreement with Peak, an entity for which Joseph Onorati, our Chief Executive Officer and President of the Board of Directors, also serves as Chief Executive Officer, and which is therefore considered a related party. Under the term of the agreement, we purchased the right to obtain certain equity securities of Peak upon the occurrence of certain future events, as described in the agreement, for $630.0 thousand. See Note 12—Investments, for further discussion.
NOTE 18—SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance date through May 19, 2026, the date the condensed consolidated financial statements were available to be issued, we concluded the following events required disclosure to the Notes to the Condensed Consolidated Financial Statements.
PROMISSORY NOTE AGREEMENT
On May 4, 2026, we entered into promissory note agreement to provide a $3.0 million USDC unsecured callable loan to Preference Capital (BVI) Ltd. The promissory note bears an annual interest rate of 15%, which is calculated on a 360-day year. Interest is to be paid to us in USDC and capitalized on a quarterly basis due on the last day of the calendar quarter. The borrowed amount is due to us the earlier of the one-year anniversary of the promissory note, default event as described under the agreement or two business days after we demand repayment.
ELOC
We issued 530.8 thousand shares representing two months of commitment fee payments.
CONVERTIBLE NOTES
We repurchased $7.9 million in aggregate principal amount of our July Notes for approximately $4.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans, or intentions. These statements include but are not limited to discussions on our strategy, future operations, future revenue, projected costs, prospects, plans and objectives of management. These forward-looking statements can be identified by words such as "may," "will," "would," "should," "could," "expect," "anticipate," "believe," "estimate," "might," "intend," "continue," "strategy," "future," "opportunity," "plan," "predict," "project," "target," "potential", "forecast," and other similar expressions. These forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results and financial condition to significantly differ from those expressed or implied in our forward-looking statements. We discuss such risks and uncertainties in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in our unaudited condensed consolidated financial statements, related notes, and the other information appearing in this report and our other filings with the Securities and Exchange Commission. We do not intend, and assume no obligation except as required by law, to update any of our forward-looking statements after the date of this report to reflect actual results, new information, or future events or circumstances. Readers are cautioned not to place undue reliance on such forward-looking statements and to read the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear in this report. All references to "we," "us," "our," "the Company," and "DeFi Dev" refer to DeFi Development Corp. and its consolidated subsidiaries, unless otherwise noted.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of DeFi Dev. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2025, and our condensed consolidated financial statements and the accompanying Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).
OVERVIEW

THE COMPANY
In 2025, we pivoted our primary business strategy to the acquisition, long-term holding, and active management of SOL and SOL-related digital assets. Our treasury strategy includes accumulating SOL, locked SOL, liquid staking tokens such as dfdvSOL, and other SOL-denominated or SOL-native positions. We also operate Solana validators, enabling us to participate directly in the Solana proof-of-stake consensus mechanism and generate staking rewards.
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
RECENT SIGNIFICANT DEVELOPMENTS
The following are the more significant developments in our business during the three months ended March 31, 2026:
•On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. We expect that substantially all operations of the Real Estate Platform segment will cease by the end of the second quarter 2026.
•We repurchased a total of 1,601,747 shares of our common stock for $10.5 million under our share repurchase program.

•We received net proceeds of $2.0 million through the issuance of our common stock under our equity line of credit. We used the proceeds for working capital purposes.
•We received proceeds from digital asset financing arrangements of $91.1 million and repaid $56.7 million. We used the proceeds from these borrowing for working capital purposes and SOL decentralized finance (“DeFi”) activities.
MODIFICATIONS TO THE SOLANA PROTOCOL
The Solana Network is an open-source blockchain whose development has historically been led and overseen by a group of core contributors, including the Solana Foundation, Solana Labs and independent developers. This core group of contributors periodically propose and implement updates to the Solana protocol, which is intended to enhance network performance, scalability, reliability and functionality.
The release of protocol updates on the Solana Network are not always immediately adopted and depends heavily on acceptance and adoption by validators to upgrade to the software containing the protocol updates. If validator acceptance and adoption is not sufficient, the network may experience fragmentation, or "forks", which could result in multiple versions of the network operating simultaneously and may adversely affect network stability, transaction processing and user activity.
Recent and ongoing developments have focused on improving transaction speed and scalability. As of the date of this Quarterly Report on Form 10-Q, the following Solana protocol developments have occurred or are currently being developed to occur:
•Alpenglow Consensus Protocol: Solana's newly developed consensus architecture, which is intended to replace certain legacy consensus components, including the existing Proof-of-History mechanism. Implementation of this framework began in December 2025 and is expected to rollout in the third quarter of 2026. Alpenglow is intended to significantly reduce transaction finality times, improve network performance and increase network usage, which could positively impact staking and validator-related revenue.
•Firedancer: An independently developed validator client, referred to as "Firedancer", was introduced on the Solana Network in December 2025, with rollout and adoption continuing in 2026. Firedancer is an independently developed version of the Solana validator software and is intended to improve performance, resiliency, and client diversity. The newly developed validator software is currently compatible with existing Solana protocols, enabling validators to adopt it without requiring a protocol-level change or a fork. Firedancer may reduce the risk of a network-wide interruption due to a single software bug. However, the implementation of the software may cause risks for new bugs, new hardware or operational requirements for validators and potential instability during rollout.
•Increased Block Capacity: The Solana Network, in a series of protocol upgrades, is developing protocol enhancements designed to increase transaction capacity and improve network performance, including upgrades intended to support more complex transactions and increase the number of transactions processed per block. These protocol upgrades are expected to be included in future software releases, including a planned release in 2026. If successfully implemented, these upgrades may improve network efficiency and reduce congestion during periods of high demand. Since these upgrades are not yet implemented and are subject to change, the impact of these upgrades on our Digital Asset Treasury segment are uncertain.
•Block Reward Distribution: Currently, the Solana Network is developing protocol updates related to the distribution of block-level rewards among validators and delegators. These updates are intended to improve transparency and standardize how transaction fees and other network-generated rewards are shared. The result of these potential protocol updates remain uncertain and may affect the amount of staking and validator revenue at our Digital Asset Treasury segment.
The impact of these and other protocol changes to the Solana Network is inherently uncertain and remain subject to ongoing development, testing, validator acceptance and adoption and timing. Accordingly, we cannot predict whether, or to what extent, such changes will affect our Digital Asset Treasury segment.

SELECTED CONSOLIDATED OPERATING RESULTS

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change
Revenue	$2,664	$287	$2,377
Net loss (gain) on digital assets	$51,030	$—	$51,030
Operating expenses(a)	$6,854	$1,170	$5,684
Operating (loss) income	$(55,220)	$(883)	$(54,337)
Interest expense	$(2,696)	$—	$(2,696)
(Loss) gain from derivative instruments	$(22,838)	$—	$(22,838)
Investment and other (expense) income, net	$(2,636)	$105	$(2,741)
Income tax benefit (expense)	$—	$—	$—
Net (loss) income	$(83,390)	$(778)	$(82,612)
(a) Excludes net loss (gain) on digital assets.
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Consolidated Revenue
Our consolidated revenue increased $2.4 million for the three months ended March 31, 2026, primarily due to digital asset revenue generated from our treasury strategy which was driven by rewards from staking our digital asset holdings.
Consolidated Net Loss (Gain) on Digital Assets
Consolidated net loss (gain) on digital assets was $51.0 million for the three months ended March 31, 2026, primarily due to the decline of SOL against the U.S. Dollar and losses related to dispositions from converting a portion of our SOL holdings into liquid staking tokens and from sales of digital assets.
Consolidated Operating Expenses
Our Digital Asset Treasury segment accounted for the $5.7 million increase in consolidated operating expenses for the three months ended March 31, 2026 primarily due to general and administrative expenses related to professional fees and employee-related costs.

Consolidated (Loss) Gain From Derivative Instruments
Consolidated (loss) gain from derivative instruments was $22.8 million for the three months ended March 31, 2026, and primarily included losses of $45.8 million related to decreases in the fair value of collateral related to our digital asset financing arrangements, which was partially offset by $22.9 million of gains related to declines in the fair value of our digital asset financing arrangements
Consolidated Net (Loss) Income
Consolidated net (loss) increased $82.6 million for the three months ended March 31, 2026, primarily due to the previously mentioned losses related to net loss (gain) on digital assets and from our derivative instruments, coupled with increases in operating expenses related to general and administrative expenses.
SEGMENT OPERATING RESULTS

Our segment operating results are presented based on how management evaluates operating performance and internally reports financial information. See Note 4—Segments of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, for further discussion on our segments.

DIGITAL ASSET TREASURY
In 2025, our Board of Directors adopted a new treasury policy, which updated our treasury management to include digital assets, starting with Solana’s native token, SOL. We believe acquiring and holding SOL long-term provides diversification of our treasury holdings and additional growth opportunities through operating validators and staking rewards. We believe that investing in the Solana Network through its native token provides an opportunity for us to create value for our shareholders due to the continuous disruptive innovation the network offers to various industries. Currently, Solana is a category leader in decentralized finance, gaming and metaverse, decentralized physical infrastructure networks, asset tokenization, payment processing, and global value transfer.
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

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$2,402	$—
Operating expenses:
Cost of revenues	96	—
General and administrative	5,071	—
Sales and marketing	150	—
Research and development	125	—
Depreciation and amortization	304	—
Net loss (gain) on digital assets	51,030	—
Total operating expenses	56,776	—
Segment operating (loss) income	$(54,374)	$—
Revenue
Revenue for the three months ended March 31, 2026 was primarily driven from rewards earned on staking our digital asset holdings and to a lesser extent from operating our owned and managed validators.
Operating Expenses
General and Administrative
General and administrative expenses for the three months ended March 31, 2026 was primarily driven by $2.5 million of professional fees and $2.1 million of employee-related costs.
Net Loss (Gain) on Digital Assets
Net loss (gain) on digital assets generated during the three months ended March 31, 2026 primarily reflects $26.8 million of losses due to the decline of SOL relative to the U.S. Dollar, $13.4 million of realized losses resulting from converting a portion of our SOL holdings into liquid staking tokens as well as from selling digital assets and $10.7 million of impairments driven by our liquid staking tokens.

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
The Real Estate Platform segment derives its revenue primarily from platform fees and subscription revenue. Platform fees include referral and advisory fees generated from multifamily and commercial real estate and small business debt transactions. We earn platform revenue from fees charged to our customers that utilize our platform and our capital markets advisor sales team, who will assist in the match between lenders and borrowers. These fees include a share of the revenue per transaction by the lender, typically 1% of the loan amount, and in some cases a fixed negotiated fee from the borrower.
Our data and software offerings are generally offered on a subscription basis. We provide data, transparency, and tools, generally as annual software subscriptions, to help stakeholders navigate the most complex components of the multifamily and commercial property lifecycles – debt (Janover Capital Markets), insurance (Janover Insurance), and equity (Janover Connect, Janover Engage).
On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. We expect that substantially all operations of the Real Estate Platform segment will cease by the end of the second quarter 2026.

	Three Months Ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Revenue	$262	$287	$(25)	(8.9%)
Operating expenses:
Cost of revenues	7	7	—	(0.9%)
General and administrative	935	543	392	71.8%
Sales and marketing	103	465	(362)	(77.8%)
Research and development	16	169	(153)	(90.5%)
Depreciation and amortization	47	50	(3)	(4.6%)
(Gain) loss from changes in fair value of contingent consideration	—	(64)	64	NM
Total operating expenses	1,108	1,170	(62)	(5.3%)
Segment operating (loss) income	$(846)	$(883)	$37	4.1%
NM-Amounts are not meaningful
Revenue
Real estate revenue decreased $25.0 thousand, or 8.9%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to decreased software as a service ("SaaS") subscription revenue, partially offset by an increase in platform fees. SaaS subscription revenue for the quarter ended March 31, 2026 was approximately $105.0 thousand, compared to $215.0 thousand for the same period in the prior year, a decrease of 51.1%. We expect our SaaS subscription revenue to decline in fiscal 2026, after the sale of the Janover Pro ("JPro") business unit in September 2025, which represented the majority of our subscription revenue in fiscal 2025.

Operating Expenses
General and Administrative
General and administrative increased $392.0 thousand, or 71.8%, for the three months ended March 31, 2026 compared to the same period in 2025, due to the severance agreement with Blake Janover, our former Chief Commercial Officer and current Director.
Sales and Marketing
Sales and marketing decreased $362.0 thousand, or 77.8%, for the three months ended March 31, 2026 compared to the same period in 2025, primarily due to a reduction in employee-related costs and expenses related to contractors resulting from the disposition of JPro.
Research and Development
Research and development decreased $153.0 thousand, or 90.5%, for the three months ended March 31, 2026 compared to the same period in 2025, due to a reduction in employee-related costs and expenses related to contractors resulting from the disposition of JPro.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	March 31, 2026	December 31, 2025
Sources of liquidity:
Cash and cash equivalents	$3,683	$5,920
Marketable securities	$554	$698

Obligations:
Loans payable	$—	$107
Digital asset financing arrangements	$82,986	$67,521
Long-term debt, net	$127,779	$127,361
We believe that the sources of liquidity discussed below, and access to capital markets will be sufficient in both the short and long term to meet our working capital requirements and future obligations.
SOURCES OF LIQUIDITY
Principal Sources of Liquidity
As of March 31, 2026, our principal sources of liquidity consist of cash and cash equivalents and marketable securities.
•Cash and cash equivalents: represents our most immediately available source of liquidity and consisted of demand deposits and money market instruments.
•Marketable securities: consist of publicly-held equity securities, which are held at fair value and may be liquidated to generate cash, subject to market conditions.
Potential Sources of Liquidity
Equity Line of Credit
On June 11, 2025, we entered into a share purchase agreement with RK Capital Management LLC that provided us with an equity line of credit (“ELOC”), where we have the right, but not the obligation, to sell up to $1.0 billion of our common stock over a 36 month period, subject to the terms and conditions of the agreement. We may request a one-time increase in the commitment amount up to an aggregate of $5.0 billion, subject to certain conditions.
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
During periods when market conditions are favorable, we expect to utilize the ELOC as an important component of our external liquidity strategy to fund working capital requirements, strategic initiatives and digital asset treasury activities. During the first quarter 2026, we received $2.0 million of net proceeds under the ELOC.
As of March 31, 2026, approximately $930.5 million remained available under the ELOC, subject to the terms and conditions of the agreement.
Digital Assets
As of March 31, 2026, our digital asset holdings were $98.6 million, and had an aggregate fair value of $102.6 million (using exchange rates as of the balance sheet date), of which $54.6 million is unencumbered, and may be sold to generate liquidity. Management may from time to time, if necessary, and subject to crypto market conditions, monetize the digital assets we receive from staking activities and validator operations to meet liquidity needs.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(9,817)	$(785)
Net cash provided by (used in) investing activities	$16,191	$—
Net cash (used in) provided by financing activities	$(8,611)	$70
Net cash used in operating activities was $9.8 million for the three months ended March 31, 2026, primarily due to payments for interest on our debt, professional services and employee-related costs.
Net cash provided by investing activities was $16.2 million for the three months ended March 31, 2026, primarily due to proceeds from the sale of digital assets and investments, which was partially offset by purchases of digital assets and investments.
Net cash used in financing activities was $8.6 million for the three months ended March 31, 2026, primarily due to repurchases of shares of our common stock under our share repurchase program, which was partially offset by proceeds from issuance of our common stock under the ELOC.
MATERIAL CASH REQUIREMENTS AND OTHER OBLIGATIONS
Short-Term Liquidity Requirements
Our short-term obligations include working capital requirements, short-term debt, digital asset financing arrangements, interest payments related to our convertible notes and an ELOC commitment fee.
•Interest payments on long-term debt: Under the terms of our convertible notes, we are required to make periodic interest payments. The April Notes have an interest rate of 2.5%, which accrues daily and is required to be paid quarterly in arrears on March 31, June 30, September 30 and December 31 each year. Our July Notes have an interest rate of 5.5%, which is calculated based on a 360-day year and is required to be paid semi-annually in arrears on January 1 and July 1 of each year.
•Digital asset financing arrangements: We entered into several digital asset financing arrangements where we borrowed SOL, with annual contractual borrowing fees ranging from 10.0% to 13.0% payable on the loan maturity date. These arrangements require us to provide collateral denominated in SOL with initial levels of 200.0% to 300.0% of the total loan value and must maintain a minimum collateral coverage between 175.0% to 200.0%. If the value of the posted collateral falls below this threshold we may be required to post additional SOL. If the collateral coverage declines to 150.0% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. In addition, we also entered into a callable open term loan under the previously mentioned master loan agreement, where we borrowed $4.0 million USDC Coin ("USDC"). Repayments of our digital asset financing arrangements is required to be settled in the borrowed digital asset. Our ability to repay the loans and comply with collateral requirements is subject to availability of SOL and USDC in our digital asset treasury and the fluctuations in the price of these assets.
•ELOC commitment fee: We expect to repay the remaining commitment fee balance of $3.1 million during 2026, which will be settled through the issuance of our common stock.
•Promissory note: On May 4, 2026, we entered into a promissory note agreement to provide a $3.0 million USDC unsecured callable loan to Preference Capital (BVI) Ltd. The promissory note bears an annual interest rate of 15%, which is calculated on a 360-day year. Interest is to be paid to us in USDC and capitalized on a quarterly basis due on the last day of the calendar quarter. The borrowed amount is due to us the earlier of the one-year anniversary of the promissory note, default event as described under the agreement or two business days after we demand repayment.
Long-Term Liquidity Requirements
Our long-term obligations include outstanding principal repayments of our long-term debt and interest payments related to that debt, as well as funding commitments under a revolving credit facility to our equity method investee.
•Long-term debt: The outstanding principal balance on our convertible notes have maturity dates of April 6, 2030 and July 1, 2030. As of March 31, 2026, the outstanding principal balances on the April Notes and July Notes were $11.5 million and $122.5 million, respectively.
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
SHARE REPURCHASES AND DIVIDENDS
In November 2023, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $1.0 million of our common stock, with no expiration from the date of authorization. In September 2025, our Board of Directors authorized an increase to the current share repurchase program up to $100.0 million. Under this authorization, an initial $10.0 million threshold has been established, and management must obtain Board approval before making any additional repurchases. Subsequently, on January 8, 2026, the Board of Directors increased the previously mentioned threshold by $15.0 million to $25.0 million. As of March 31, 2026, we had $78.0 million remaining under the authorization.
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
CRITICAL ACCOUNTING ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported period. Actual results may differ significantly from these estimates and assumptions. Note 1—Overview and Significant Accounting Policies of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Notes to the Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 describe the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. There have been no material changes to the Company's critical accounting estimates since the Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a "smaller reporting company" as defined by §229.10(f) of Regulation S-K and are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure procedures and controls (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of March 31, 2026.
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
Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of March 31, 2026 due to material weaknesses in our internal control over financial reporting as described below.
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
•The Company does not have sufficient accounting personnel to ensure adequate segregation of duties which restricts our ability to properly review information related to financial reporting, including applying complex accounting principles and calculations, in a timely manner.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the items mention above, there were no other changes in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2026, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 15—Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since December 31, 2025. Also refer to Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Any investment in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, operating results, reputation, future prospects, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
STOCK REPURCHASE ACTIVITY

The table below summarizes the stock repurchase activity under our stock repurchase program during the three months ended March 31, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Balance as of December 31, 2025	2,049	$5.62	2,049	$88,474
January 1, 2026 through January 31, 2026	1,503	6.68	1,503	78,443
February 1, 2026 through February 28, 2026	99	4.75	99	77,973
March 1, 2026 through March 31, 2026	—	—	—	—
Balance as of March 31, 2026	3,651	$6.03	3,651	$77,973
(a) On November 16, 2023, our Board of Directors announced that they had authorized a stock repurchase program that provides for the repurchase of up to $1.0 million of our common stock, with no expiration from the date of authorization. In September 2025, our Board of Directors authorized an increase to the current stock repurchase program to provide for the repurchase of up to $100.0 million of our common stock. Under this authorization, an initial $10.0 million threshold has been established, and management must obtain Board approval before making any additional repurchases. Subsequently, on January 8, 2026, the Board of Directors increased the previously mentioned threshold by $15.0 million to $25.0 million. Share repurchases under our stock repurchase program may be made through open market transactions or pursuant to a Rule 10b5-1 trading plan, subject to market conditions. Repurchases will be funded from our working capital or other financing alternatives.
(b) Average price paid per share for open market purchases includes broker commissions.
EMPLOYEE EQUITY INCENTIVE PROGRAM SHARE WITHHOLDING
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the first quarter of 2026, we withheld approximately 3.2 thousand shares for a total value of $16.4 thousand, through net share settlements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
INSIDER TRADING ARRANGEMENTS

None of our officers or directors, as defined in Rule 16a (f) of the Exchange Act of 1934, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of DeFi Development Corp. (formerly Janover Inc.) (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 23, 2025).
3.3
Certificate of Amendment, effective June 8, 2023, to Amended and Restated Certificate of Incorporation for 1-for-6.82 Reverse Stock Split (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023).

3.4
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

3.6
Certificate of Amendment, effective December 23, 2025, to the Amended and Restated Certificate of Incorporation of DeFi Development Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 23, 2025).

3.7
Series A Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement No. 333-267907, filed with the Securities and Exchange Commission on July 14, 2023).

10.1*	Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Joseph Onorati.
10.2*	Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and John Han.
10.3*	Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Parker White.
10.4*	Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Daniel Kang.
10.5*	Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Bruce Rosenbloom.
10.6
Separation Agreement, dated as of April 1, 2026, by and between DeFi Development Corp. and Blake Janover (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2026).

10.7
Sales Agreement, dated May 1, 2026, between DeFi Development Corp. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026).

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
†In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of

Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DeFi DEVELOPMENT CORP.
(Registrant)

Date: May 19, 2026	By:	/s/Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 19, 2026	By:	/s/Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)

