Form 10-Q
period 2026-06-30
DeFi Development Corp.
filed 2026-08-13
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ to __________
COMMISSION FILE NUMBER 001-41748
DEFI DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DFDV	The Nasdaq Stock Market LLC

Warrants, each warrant exercisable for one share of Common Stock	DFDVW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of August 13, 2026, the registrant had a total of 30,997,790 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$4,335	$5,920
Investments	1,950	3,675
Digital assets pledged as collateral	101,618	103,943
Deferred offering costs	836	6,377
Other current assets	5,910	2,011
Total current assets	114,649	121,926
Digital assets, at fair value	65,158	136,000
Digital assets, at carrying value, net	20,526	45,764
Goodwill	607	607
Intangible assets, net	2,300	3,020
Other assets	93	93
Total assets	$203,333	$307,410
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,955	$6,821
Digital asset financing arrangements	89,769	67,521
Loans payable	—	107
Other current liabilities	79	6,339
Total current liabilities	94,803	80,788
Long-term debt, net	120,564	127,361
Total liabilities	215,367	208,149
Commitments and contingencies (Note 15)
Stockholders' (deficit) equity:
Preferred stock, undesignated, $0.00001 par value and stated value, 999,899,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series A Preferred stock, $0.00001 par value and stated value, 100,000 shares authorized, 10,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Series B Preferred stock, $0.00001 par value and stated value, 1,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 30,581,114 and 29,892,800 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	212,562	202,581
Treasury stock	(22,022)	(11,520)
Accumulated other comprehensive (loss) income	—	(27)
Accumulated (deficit)	(202,574)	(91,773)
Total stockholders’ (deficit) equity	(12,034)	99,261
Total liabilities and stockholders’ (deficit) equity	$203,333	$307,410
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$3,314	$1,986	$5,978	$2,273
Operating expenses:
Cost of revenue	21	28	124	34
General and administrative	4,059	4,677	10,065	5,221
Sales and marketing	120	681	373	1,146
Research and development	83	313	224	482
Depreciation and amortization	352	291	703	341
Net loss (gain) on digital assets	21,519	(21,194)	72,549	(21,194)
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)
Total operating expenses	26,154	(15,204)	84,038	(14,034)
Operating (loss) income	(22,840)	17,190	(78,060)	16,307
Interest expense	(3,701)	(776)	(6,397)	(776)
Gain on retirement of debt	2,849	—	2,849	—
Gain (loss) from derivative instruments	25	—	(22,813)	—
Investment and other (expense) income, net	(3,619)	219	(6,255)	324
(Loss) income before income taxes	(27,286)	16,633	(110,676)	15,855
Income tax (expense) benefit	(1)	(1,201)	(1)	(1,201)
Net (loss) income	$(27,287)	$15,432	$(110,677)	$14,654

Net (loss) income per share:
Basic	$(1.00)	$1.09	$(4.13)	$1.21
Diluted	$(1.00)	$0.84	$(4.13)	$1.05

Weighted-average shares outstanding:
Basic	27,351	14,136	26,807	12,066
Diluted	27,351	19,332	26,807	14,685
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(27,287)	$15,432	$(110,677)	$14,654
Other comprehensive (loss) income, net of income taxes:
Cumulative translation adjustment	44	—	27	—
Other comprehensive (loss) income, net of income taxes	44	—	27	—
Comprehensive (loss) income	$(27,243)	$15,432	$(110,650)	$14,654
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated (Deficit)	Total Stockholders’ (Deficit) Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	10,000	$—	29,892,800	$—	$202,581	$(11,520)	$(27)	$(91,773)	$99,261
Issuance of common stock, net of offering costs	—	—	1,162,147	—	4,083	—	—	—	4,083
Warrants exercised	—	—	2,452	—	55	—	—	—	55
Issuance of common stock under employee stock plans	—	—	45,013	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(3,271)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	(1,601,747)	—	—	(10,502)	—	—	(10,502)
Warrant dividend distribution	—	—	—	—	124	—	—	(124)	—
Share-based compensation	—	—	—	—	720	—	—	—	720
Translation adjustments	—	—	—	—	—	—	(17)	—	(17)
Net (loss) income	—	—	—	—	—	—	—	(83,390)	(83,390)
Balances at March 31, 2026	10,000	$—	29,497,394	$—	$207,547	$(22,022)	$(44)	$(175,287)	$10,194
Issuance of common stock, net of offering costs	—	—	968,029	—	3,428	—	—	—	3,428
Issuance of common stock under employee stock plans	—	—	152,031	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(36,355)	—	(137)	—	—	—	(137)
Share-based compensation	—	—	—	—	1,724	—	—	—	1,724
Warrants exercised	—	—	15	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	44	—	44
Net (loss) income	—	—	—	—	—	—	—	(27,287)	(27,287)
Balances at June 30, 2026	10,000	$—	30,581,114	$—	$212,562	$(22,022)	$—	$(202,574)	$(12,034)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income		Accumulated (Deficit)	Total Stockholders’ (Deficit) Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2024	10,000	$—	9,909,473	$—	$12,872	$—	$—		$(9,370)	$3,502
Issuance of common stock, net of offering costs	—	—	89,775	—	70	—	—		—	70
Exercise of share-based awards	—	—	12,306	—	—	—	—		—	—
Share-based compensation	—	—	—	—	54	—	—	—	—	54
Net (loss) income	—	—	—	—	—	—	—		(778)	(778)
Balances at March 31, 2025	10,000	$—	10,011,554	$—	$12,996	$—	$—		$(10,148)	$2,848
Issuance of common stock, net of offering costs	—	—	3,503,535	—	36,015	—	—		—	36,015
Issuance of common stock for asset acquisition	—	—	604,884	—	3,000	—	—		—	3,000
Exercise of share-based awards	—	—	580,846	—	94	—	—		—	94
Share-based compensation	—	—	—	—	952	—	—		—	952
Discount on convertible notes	—	—	—	—	11,704	—	—		—	11,704
Warrants exercised	—	—	1,362,018	—	2	—	—		—	2
Conversion of convertible notes	—	—	1,339,462	—	9,566	—	—		—	9,566
Net income (loss)	—	—	—	—	—	—	—		15,432	15,432
Balances at June 30, 2025	10,000	$—	17,402,299	$—	$74,329	$—	$—		$5,284	$79,613
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating Activities
Net (loss) income	$(110,677)	$14,654
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Digital assets received as revenue (including interest income)	(6,870)	(1,206)
Digital assets paid for expenses	2,597	20
Depreciation and amortization	703	341
Amortization of debt discount	1,122	529
Share-based compensation	2,444	1,006
Deferred income taxes	—	1,201
Net loss (gain) on digital assets	72,549	(21,194)
Loss (gain) from derivative instruments	22,813	—
Gain on retirement of debt	(2,849)	—
Net loss (gain) on investment activity	1,507	(255)
(Gain) loss from changes in fair value of contingent consideration	—	(64)
Other	6,492	—
Changes in operating assets and liabilities:
Accounts receivable	47	(886)
Prepaid expenses	(271)	207
Other assets	(2,020)	(84)
Accounts payable and accrued expenses	(1,685)	2,561
Deferred revenue	(10)	1,124
Right of use liability, net	—	(11)
Net cash used in operating activities	(14,108)	(2,057)
Investing Activities
Purchase of digital assets	(4,326)	(60,605)
Proceeds from sales of digital assets	31,962	—
Acquired intangible assets	—	(644)
Purchases of investments	(1,842)	—
Proceeds from the sale of investments	785	—
Purchases of property and equipment	—	(2)
Net cash provided by (used in) investing activities	26,579	(61,251)
Financing Activities
Repayments of short-term debt	(107)	(53)
Proceeds from convertible notes	—	31,000
Repurchase of convertible notes	(4,958)	—
Proceeds from issuance of common stock, net of offering costs	2,135	32,840
Payments related to employee stock plan taxes	(153)	—
Proceeds from warrant exercises	55	2
Proceeds from issuance of common stock under employee stock plans	—	94
Repurchase of common stock	(10,502)	—
Payments of offering costs	(526)	(622)
Net cash (used in) provided by financing activities	(14,056)	63,261
Net (decrease) increase in cash and cash equivalents	(1,585)	(47)
Cash and cash equivalents, at beginning of period	5,920	2,517
Cash and cash equivalents, at end of period	$4,335	$2,470

See the accompanying notes to the condensed consolidated financial statements.
DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Unaudited)

	Six Months Ended June 30,
Supplemental Information of Cash Paid Information	2026	2025
Cash paid for interest	$3,418	$6
Cash paid for taxes, net of refunds	$292	$23

Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock issued for asset acquisition	$—	$3,000
Digital asset financing arrangement borrowings	$135,262	$—
Repayments of digital asset financing arrangements	$87,878	$—
Digital assets received from convertible notes and warrants	$—	$10,950
Digital assets received from common stock issuances	$—	$3,150
Common stock issuance in connection with equity line of credit commitment fee	$5,322	$—
Issuance of common stock on convertible notes	$—	$9,566
Financing of prepaid insurance premiums	$—	$516
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
Nevada Reincorporation
On May 26, 2026, holders of approximately 81.79% of the outstanding voting power of DeFi Dev approved by written consent the reincorporation of the Company from the State of Delaware to the State of Nevada by conversion. On June 26, 2026, we finalized our reincorporation in the State of Nevada.
SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies, critical accounting estimates, segment reporting, or recently issued accounting pronouncements from those disclosed in Note 1—Overview and Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025.
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the Securities and Exchange Commission (“SEC”) interim reporting guidelines under Article 8-03 of Regulation S-X (17 CFR Part 210) for smaller reporting companies. The December 31, 2025 condensed consolidated Balance Sheet was derived from our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC. Accordingly, our condensed consolidated financial statements do not include all the disclosures required by U.S. GAAP and should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.
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
We use this framework to measure the fair value of certain financial instruments on a recurring basis, such as our cash and cash equivalents, debt securities, marketable securities, digital assets pledged as collateral, digital assets at fair value, digital asset financing arrangements, as well as on a non-recurring basis for our acquisitions and impairment testing on our intangible assets and digital assets, at carrying value, convertible notes and pre-funded warrants. We also use this framework for disclosure purposes related to certain items, such as debt and our off-balance sheet transactions. See Note 14—Fair Value Measurements, for further discussion.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed the Federal Deposit Insurance Limit of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of June 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held at financial institutions.
Market Risk
We are exposed to market risk related to our digital asset holdings, digital assets pledged as collateral and digital asset financing arrangements, which are impacted by the fair value of the respective underlying digital asset. We performed a sensitivity analysis assuming a hypothetical adverse change of 10% in the fair value of these digital assets to demonstrate the potential impact on our financial results.
The following table presents the hypothetical market risk impact on our digital asset holdings:

(in thousands)	June 30, 2026
Digital assets, at fair value	$6,516
Digital assets, at carrying value	3,217
Digital assets pledged as collateral	10,127
Digital asset financing arrangements	(6,095)
Total hypothetical impact on (loss) income before income taxes	$13,765
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
DISAGGREGATION OF REVENUE
The following table shows the disaggregation of revenue for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Digital asset treasury	$3,256	$1,206	$5,658	$1,206
Real estate platform	58	780	320	1,067
Total revenue	$3,314	$1,986	$5,978	$2,273
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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The following table provides the computation of basic and diluted Net (loss) income per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net (loss) income, basic	$(27,287)	$15,432	$(110,677)	$14,654
Add: interest expense associated with convertible notes, net of tax	—	714	—	712
Net (loss) income, diluted	$(27,287)	$16,146	$(110,677)	$15,366

Denominator
Weighted-average of common shares outstanding, basic	27,351	14,136	26,807	12,066

Dilutive effect of shares:
Stock options	—	1,077	—	542
Restricted stock units	—	105	—	59
Convertible notes	—	4,004	—	2,013
Warrants	—	10	—	5
Weighted-average of common shares outstanding, diluted	27,351	19,332	26,807	14,685

Antidilutive shares:
Convertible notes	6,135	—	6,135	—
Warrants	4,484	4,404	4,484	4,404
Options	3,837	—	3,837	—
Dividend warrants	3,896	—	3,896	—
Restricted stock units	560	18	560	18
Total antidilutive shares	18,912	4,422	18,912	4,422

Net (loss) income per share
Basic	$(1.00)	$1.09	$(4.13)	$1.21
Diluted	$(1.00)	$0.84	$(4.13)	$1.05
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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
The tables below show our Segment operating (loss) income for the periods presented:

	Three Months Ended June 30,
	2026		2025
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$3,256	$58	$1,206	$780

Cost of revenue	14	7	20	8
General and administrative	3,969	90	4,397	280
Sales and marketing	107	13	80	601
Research and development	82	1	157	156
Depreciation and amortization	304	48	203	88
Net loss (gain) on digital assets	21,519	—	(21,194)	—
Total segment operating expenses	$25,995	$159	$(16,337)	$1,133
Segment operating (loss) income	$(22,739)	$(101)	$17,543	$(353)

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

	Six Months Ended June 30,
	2026		2025
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$5,658	$320	$1,206	$1,067

Cost of revenue	110	14	20	14
General and administrative	9,040	1,025	4,397	824
Sales and marketing	256	117	80	1,066
Research and development	207	17	157	325
Depreciation and amortization	607	96	203	138
Net loss (gain) on digital assets	72,549	—	(21,194)	—
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)
Total segment operating expenses	$82,769	$1,269	$(16,337)	$2,303
Segment operating (loss) income	$(77,111)	$(949)	$17,543	$(1,236)
The below table reconciles Segment (loss) income to consolidated (loss) income before income taxes for the periods presented:

	Three Months Ended June 30,
	2026				2025
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$3,256	$58	$—	$3,314	$1,206	$780	$—	$1,986

Cost of revenue	14	7	—	21	20	8	—	28
General and administrative	3,969	90	—	4,059	4,397	280	—	4,677
Sales and marketing	107	13	—	120	80	601	—	681
Research and development	82	1	—	83	157	156	—	313
Depreciation and amortization	304	48	—	352	203	88	—	291
Net loss (gain) on digital assets	21,519	—	—	21,519	(21,194)	—	—	(21,194)
Total operating expenses	25,995	159	—	26,154	(16,337)	1,133	—	(15,204)
Operating (loss) income	(22,739)	(101)	—	(22,840)	17,543	(353)	—	17,190
Interest expense	—	—	(3,701)	(3,701)	—	—	(776)	(776)
Gain (loss) from derivative instruments	—	—	25	25	—	—	—	—
Gain on retirement of debt	—	—	2,849	2,849	—	—	—	—
Investment and other (expense) income, net	—	—	(3,619)	(3,619)	—	—	219	219
(Loss) income before income taxes	$(22,739)	$(101)	$(4,446)	$(27,286)	$17,543	$(353)	$(557)	$16,633

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

	Six Months Ended June 30,
	2026				2025
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$5,658	$320	$—	$5,978	$1,206	$1,067	$—	$2,273

Cost of revenue	110	14	—	124	20	14	—	34
General and administrative	9,040	1,025	—	10,065	4,397	824	—	5,221
Sales and marketing	256	117	—	373	80	1,066	—	1,146
Research and development	207	17	—	224	157	325	—	482
Depreciation and amortization	607	96	—	703	203	138	—	341
Net (gain) loss on digital assets	72,549	—	—	72,549	(21,194)	—	—	(21,194)
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	(64)	—	(64)
Total operating expenses	82,769	1,269	—	84,038	(16,337)	2,303	—	(14,034)
Operating (loss) income	(77,111)	(949)	—	(78,060)	17,543	(1,236)	—	16,307
Interest expense	—	—	(6,397)	(6,397)	—	—	(776)	$(776)
Gain (loss) from derivative instruments	—	—	(22,813)	(22,813)	—	—	—	—
Gain on retirement of debt	—	—	2,849	2,849	—	—	—	—
Investment and other (expense) income, net	—	—	(6,255)	(6,255)	—	—	324	324
(Loss) income before income taxes	$(77,111)	$(949)	$(32,616)	$(110,676)	$17,543	$(1,236)	$(452)	$15,855

NOTE 5—DIGITAL ASSETS

DIGITAL ASSETS, AT FAIR VALUE
The table below details the components of our digital assets, at fair value with units, cost basis amounts and fair value based on Level 1 inputs that use unadjusted quoted prices from active markets and Level 2 inputs for locked Solana ("SOL") balances which incorporates unadjusted quoted prices from active markets and observable market transactions. See Note 14—Fair Value Measurements for further discussion.

	June 30, 2026			December 31, 2025
(in thousands)	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Solana (SOL)	888	$135,218	$65,156	1,093	$155,366	$136,000
Other(a)	NM	2	2	—	—	—
Total digital assets, at fair value	NM	$135,220	$65,158	1,093	$155,366	$136,000
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
The table below details the future release of our locked SOL, in notional amounts, which also includes collateral related to digital asset financing arrangement term loans of 290.4 thousand tokens:

(in thousands)	June 30, 2026
Remaining 2026	337
2027	600
2028	32
The table below shows a reconciliation of activity of our digital assets, at fair value:

(in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$136,000	$—
Purchases of Solana	—	222,034
Additions from validator, staking rewards and other	4,072	8,967
Additions from convertible notes	—	31,962
Additions from digital asset term loans	—	60,695
Additions from collateralized financing arrangements	88,651	84,680
Additions from the settlement of debt securities	1,005	11,040
Return of collateral on digital asset financing arrangements	33,977	28,673
Additions to collateral on digital asset financing arrangements	(8,000)	—
Dispositions from purchase of debt securities	—	(18,458)
Dispositions from the sale of Solana	(20,642)	(14,997)
Repayments of digital asset term loans	(7,914)	(25,000)
Repayments of collateralized financing arrangements	(39,698)	(47,754)
Dispositions of collateral for digital asset financing arrangements	(32,056)	(169,044)
Net conversion activity and payments for expenses	(40,517)	(46,152)
Unrealized losses from changes in fair value of digital assets(a)	(20,753)	(79,223)
Unrealized gains from changes in fair value of digital assets(a)	—	72,173
Realized loss from disposition activities(a)	(31,304)	(8,700)
Realized gain from disposition activities(a)	2,337	25,104
Ending balance	$65,158	$136,000
(a) These amounts are included within Net loss (gain) on digital assets as stated on our Condensed Consolidated Statements of Operations.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
DIGITAL ASSETS, AT CARRYING VALUE
The tables below summarize our digital assets, at carrying value with the respective gross and net carrying amounts, as well as fair value based on Level 2 inputs that use unadjusted quoted prices from active markets.

	June 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$27,183	$(11,520)	$15,663	$18,938
apyUSD	3,068	—	3,068	8,736
Other(a)	9,520	(7,725)	1,795	4,500
Total digital assets, at carrying value	$39,771	$(19,245)	$20,526	$32,174
(a) No other digital asset accounted for 10% or more of the total balance.

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$67,396	$(32,032)	$35,364	$37,517
Other(a)	15,196	(4,796)	10,400	10,552
Total digital assets, at carrying value	$82,592	$(36,828)	$45,764	$48,069
(a) No other digital asset accounted for 10% or more of the total balance.
NOTE 6—ACQUISITIONS, DISPOSITIONS AND WIND DOWN ACTIVITIES

WIND DOWN
On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. Substantially all operations of the Real Estate Platform segment ceased by the end of the second quarter 2026, with the exception of Groundbreaker Tech Inc. We evaluated the wind down under Accounting Standards Codification Topic 205-20, Discontinued Operations ("ASC 205") and determined that, although it represents a strategic shift, it does not have, and is not expected to have, a major effect on our operations and financial results. Accordingly, the results of the affected entities are presented within continued operations.
NOTE 7—GOODWILL AND INTANGIBLE ASSETS

GOODWILL
The table below shows the changes in the carrying value of goodwill:

(in thousands)
Balance, December 31, 2025	$607
Acquired goodwill	—
Accumulated impairments	—
Balance, June 30, 2026	$607

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
INTANGIBLE ASSETS, NET
The following table shows the components of intangible assets, net for the periods presented:

		June 30, 2026				December 31, 2025⁽ᵃ⁾
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Disposals	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived:
Validators	3 years	$3,645	$(1,418)	$—	$2,227	$3,645	$(810)	$2,835
Developed technology	3 years	576	(504)	—	72	576	(408)	168
Customer database	3 years	3	(2)	—	1	3	(2)	1

Indefinite-lived:
Domain name		16	—	(16)	—	16	—	16
Total intangibles, net		$4,240	$(1,924)	$(16)	$2,300	$4,240	$(1,220)	$3,020
(a) On May 1, 2025 we recorded intangible assets as a result of an asset acquisition, which consisted of validators.
The following table shows the estimated amortization expense related to the net carrying amount of finite-lived intangible assets:

Remaining 2026	$680
2027	$1,215
2028	$405
2029 and thereafter	$—
NOTE 8—DEBT

The table below summarizes our debt outstanding:

(in thousands)	Effective Interest Rate	Contractual Interest Rate	June 30, 2026	December 31, 2025
Short-term debt:
Loan payable	7.1%	7.1%	$—	$107
Total short-term debt			$—	$107

Long-term debt:
April 2030 convertible notes	13.1%	2.5%	$11,471	$11,471
July 2030 convertible notes	6.4%	5.5%	114,581	122,500
Less: unamortized discount			(5,488)	(6,610)
Total long-term debt, net of unamortized discount			$120,564	$127,361

Total debt			$120,564	$127,468

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
As of June 30, 2026 and December 31, 2025, the estimated fair value of our debt was approximately $117.9 million and $119.5 million, respectively. The estimated fair value of our long-term convertible notes is based on Level 3 inputs utilizing the discounted cash flow model. The discount rate applied in the valuation model is based on the yield of U.S. Treasury securities with similar remaining contractual terms, plus a credit spread derived from the Intercontinental Exchange Bank of America U.S. corporate bond option-adjusted spread indices for issuers with similar credit risk profiles.
The table below shows the interest expense on our debt for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Contractual interest	$1,681	$241	$3,438	$241
Amortization of debt discount and issuance costs	449	529	866	529
Total interest expense	$2,130	$770	$4,304	$770
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
LONG-TERM DEBT
During the second quarter 2026, we did not have any new issuances of senior notes.
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
During the second quarter 2026, we paid $5.0 million to repurchase $7.9 million of outstanding principal amount of our July Notes, resulting in a gain on the retirement of debt of approximately $2.8 million.
April 2030 Convertible Notes
On April 4, 2025, we issued $42.0 million in aggregate principal amount, in a private offering, of 2.5% convertible notes due April 6, 2030 ("April Notes"). The April Notes bear interest at an annual rate of 2.5% per year, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 each year. None of the April Notes were converted to common stock during the second quarter of 2026.
The table below shows the future payments associated with our long-term debt as of June 30, 2026:

(in thousands)
Remaining 2026	$—
2027 through 2029	$—
2030 and thereafter	$126,052

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 9—DERIVATIVES

The table below presents our derivative assets and liabilities as shown on our Condensed Consolidated Balance Sheets:

(in thousands)		June 30, 2026
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$101,618	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	89,769
Digital asset receivables	Other current assets	34	—
Warrants	Other current assets	59	—
Total		$101,711	$89,769

(in thousands)		December 31, 2025
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$103,943	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	67,521
Accrued crypto loan borrowing fees	Accounts payable and accrued expenses	—	256
Total		$103,943	$67,777
The table below presents the effect of derivative instruments, included within Gain (loss) from derivative instruments as stated on our Condensed Consolidated Statements of Operations. We did not have derivative instruments during the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2026	2026
Digital assets pledged as collateral	$(7,459)	$(53,284)
Digital asset financing arrangements	7,499	30,368
Accounts payable	(59)	59
Warrants	45	45
Digital asset receivables	(1)	(1)
Total	$25	$(22,813)
DIGITAL ASSET FINANCING ARRANGEMENTS
Term Loans
On July 25, 2025, we entered into a master loan agreement under which we may borrow digital assets or cash. Each loan is documented in a separate loan request which sets forth the specific terms, including principal amount, fees, collateral requirements, and the date on which the loan is to commence and mature. The terms of the master loan agreement last one year and automatically renew for successive one year terms annually, unless terminated by either party. We primarily use the proceeds from loan requests for SOL decentralized finance (“DeFi”) activities.
During the second quarter 2026, we repaid $7.9 million (using exchange rates as of the date the SOL was repaid). The outstanding loan request has a three month maturity with an annual contractual borrowing fee of 12.5%, which is

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
calculated daily based on a 360-day year and payable on the loan maturity date. Under the terms of the loan request, we are required to post collateral in the form of the digital asset borrowed or cash, which is calculated as a percentage of the total loan value, at 250.0% and maintain a minimum collateral coverage of 200.0%. If the collateral coverage declines to 150.0% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. The lender has a security interest in the collateral assets through repayment of the loan. We derecognize the SOL provided as collateral and record an asset on our Condensed Consolidated Balance Sheets. In the event we repay the loan prior to the maturity date, we shall pay the lender a fee equal to 20.0% of the borrowing fee that would have accrued from the date of the repayment until the maturity date of the loan. SOL that we borrow is included in Digital assets, at fair value as stated on our Condensed Consolidated Balance Sheets.
Open-Term Loans
On February 23, 2026, we entered into a loan request under the previously mentioned master loan agreement, where we borrowed $4.0 million USD Coin ("USDC"). The loan has no maturity date and the lender is able to request repayment at any time, at which point we have one business day to settle the loan. Conversely, we can settle the loan at any time without penalties. The loan request has an annual contractual borrowing fee of 10.0%, which is calculated daily based on a 360-day year and payable on repayment of the loan. Under the terms of the loan request, we are required to post collateral in the form of SOL, which is calculated as a percentage of the total loan value, which is 200% and we are to maintain a minimum collateral coverage of 175%. If the collateral coverage declines to 125% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. The lender has a security interest in the collateral asset through repayment of the loan. We derecognize the SOL provided as collateral and record an asset on our Condensed Consolidated Balance Sheets.
As of June 30, 2026, digital asset term loans outstanding were $9.5 million and we had approximately $21.4 million of posted collateral which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets. Since the value of the posted collateral exceeded the associated liability, our net economic exposure is effectively zero. During the three and six months ended June 30, 2026, total borrowing fees recognized within Interest expense, as stated on our Condensed Consolidated Statements of Operations, was $0.4 million and $0.9 million, respectively.
Collateralized Financing Arrangements
We enter into digital asset financing arrangements through DeFi protocols that allow digital assets to be deposited as collateral in order to obtain borrowings of additional digital assets. We may redeposit these borrowed assets into lending protocols and subsequently borrow additional assets against those deposits. This strategy is intended to increase our exposure to staking rewards, lending yields and other protocol incentives. The borrowed digital assets do not have a specified maturity date and are repayable at our option at any time. The interest rate on these borrowings are established by each DeFi protocol and are variable. The interest rate is determined based on the borrow demand for each digital asset on the DeFi protocol. Interest is calculated daily and payable on the date repayment is made. We do not have an explicit right of offset under the terms of the collateralized financing arrangements and present the associated liabilities and assets on a gross basis. Through the second quarter 2026, we received proceeds of $122.4 million (using exchange rates as of the date the digital assets were borrowed) and repaid a total of $67.1 million (using exchange rates as of the date the digital assets were repaid). We used the proceeds from these collateralized financing arrangements for SOL DeFi activities.
We derecognize the digital assets provided as collateral related to these borrowings and record an asset on our Condensed Consolidated Balance Sheets. As of June 30, 2026, we had approximately $80.3 million of posted collateral relating to our collateralized financing arrangements which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets. Our net economic impact related to our collateralized financing arrangements was zero as the outstanding balance and related collateral are the same amount. During the three and six months ended June 30, 2026, total borrowing fees recognized within Interest expense, as stated on our Condensed Consolidated Statements of Operations, was $1.2 million.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The table below shows our outstanding collateralized financing arrangements in our Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	December 31, 2025
Solana (SOL)	$56,246	$29,315
PayPal USD (PYUSD)	13,359	12,062
Global Dollar (USDG)	7,461	—
Other(a)	3,186	5,598
Total	$80,252	$46,975
(a) No other digital asset or stablecoin accounted for 10% or more of total collateralized financing arrangements.
NOTE 10—STOCKHOLDERS’ (DEFICIT) EQUITY

SHARE REPURCHASES
During the six months ended June 30, 2026, we repurchased 1,601,747 shares of our common stock for approximately $10.5 million.
COMMON STOCK WARRANTS
Convertible Note Warrants
Contemporaneously with the April Notes, we issued two series of warrants for each $1,000 in principal amount of convertible notes that provided each investor the right to purchase approximately 58.34 shares (2.4 million shares in total) of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock (2.0 million shares in total) at an exercise price of $21.43 per share in the second series. The warrants were exercisable immediately upon issuance and have a term of five years from the date of issuance. During the first quarter of 2026, we issued 43.8 thousand and 35.1 thousand shares in total, or $124.5 thousand, for the first and second series, respectively, as a result of the warrant dividend declared in October 2025. We determined that the warrant dividend is an equity-linked instrument and was recorded at fair value as a reduction to Accumulated deficit with a corresponding increase to Additional paid-in capital, as stated on our Condensed Consolidated Balance Sheets. See Note 14—Fair Value Measurements for further discussion.
As of June 30, 2026, all warrants issued in connection with these convertible notes remained unexercised and outstanding. See Note 8—Debt for further discussion.
Pre-Funded Warrants
On August 24, 2025, we entered into subscription agreements (the "Subscription Agreements") with certain institutional and accredited investors (“Warrant Investors”) pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, agreed to sell in a private placement to the Warrant Investors an aggregate of 4,187,953 shares of our common stock and pre-funded warrants to acquire up to 5,812,089 shares of common stock at an exercise price of $0.0001 per share. The purchase price for one share of common stock was $12.50 and the purchase price for one pre-funded warrant was $12.4999 per share. As of June 30, 2026, 4.9 million warrants were exercised and 0.9 million were outstanding.
On May 1, 2025, we entered into a securities purchase agreement with a syndicate of investors ("the PIPE Investors"), where we agreed to, among other things, enter into a related registration rights agreement in connection with the issuance and sale, in a private placement, of the following securities to the PIPE Investors for gross proceeds of approximately $24.0 million: 2,210,866 shares of our common stock and pre-funded warrants to purchase up to 1,453,753 of our common stock at an exercise price of approximately $0.0014 per share. The purchase price for one share of common stock or pre-funded warrant was approximately $6.57. The pre-funded warrants became exercisable 21 days after we filed the Definitive Information Statement on Schedule 14C on June 2, 2025 regarding stockholder approval of the issuance of shares subject to pre-funded warrants in accordance with Nasdaq listing requirements. The exercise price and number of pre-funded warrant shares issuable upon exercise of the pre-funded warrant are subject to appropriate adjustment in the

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The pre-funded warrants may be exercised, in whole or in part, at any time by means of a “cashless exercise". As of June 30, 2026, 1.5 million warrants were exercised and none were outstanding.
EQUITY LINE OF CREDIT
On June 11, 2025, we entered into a share purchase agreement for an equity line of credit (the "ELOC") with RK Capital Management LLC ("RK"), under which RK agreed to purchase, from time to time, up to an aggregate of $1.0 billion ("Initial Commitment") of our common stock over the term of the agreement. Subject to certain conditions the Initial Commitment may be increased to $5.0 billion. The Company filed with the SEC a registration statement to register for resale under the Securities Act on June 16, 2025, so the registered shares may be issued to RK. In connection with the ELOC, we agreed to pay a commitment fee of $12.5 million, over a twelve month period, in the form of common stock. Through the second quarter 2026, we recorded $6.3 million in commitment fees, or 1,585.2 thousand shares, of which $5.4 million is included within Investment and other (expense) income, net and $0.9 million in stockholders' (deficit) equity. As of June 30, 2026, the commitment fee is fully satisfied.
Through the second quarter 2026, we issued 0.5 million shares of common stock for approximately $1.9 million in net proceeds. We used the net proceeds for working capital purposes.
AT-THE-MARKET OFFERING
On May 1, 2026, we entered into a sales agreement with R.F. Lafferty & Co., Inc., (“R.F. Lafferty”) under which we may offer and sell from time to time shares of our common stock, par value $0.00001 per share, through an at-the-market offering ("ATM"). In accordance with the sales agreement, we may offer and sell shares of our common stock having an aggregate initial offering price of up to $200.0 million from time to time through R.F. Lafferty, acting as our sales agent or as principal.
During the second quarter 2026, we sold an aggregate of 85,000 shares of our common stock under the ATM and received $230.4 thousand of proceeds net of sales commissions and expenses.
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

(in thousands)
Balance December 31, 2025	$(27)
Cumulative translation adjustments	27
Balance June 30, 2026	$—

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 11—SHARE-BASED COMPENSATION

Share-based compensation expense includes restricted stock units, or RSUs, and stock options.
SHARE-BASED COMPENSATION EXPENSE
The table below shows the total pre-tax share-based compensation expenses recorded for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$1,724	$895	$2,444	$933
Sales and marketing	—	23	—	34
Research and development	—	34	—	39
Total	$1,724	$952	$2,444	$1,006
STOCK OPTIONS
The table below shows activity related to stock options:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	2,397,872	$4.61
Granted	2,074,181	4.91
Exercised	(39,650)	0.76
Forfeited	(595,643)	4.02
Outstanding as of June 30, 2026	3,836,760	$4.90
Exercisable June 30, 2026	1,174,317	$5.85
As of June 30, 2026, there was unrecognized pretax compensation of $7.2 million related to stock options which will be recognized over a weighted average period of approximately 3.4 years.
RESTRICTED STOCK UNITS
The table below shows the activity for our restricted stock:

	Units	Weighted Average Fair Value
Nonvested as of December 31, 2025	276,875	$10.16
Granted	446,045	3.87
Vested	(163,015)	6.75
Outstanding as of June 30, 2026	559,905	$6.14
As of June 30, 2026, there was unrecognized pretax compensation of $3.3 million related to restricted stock units which will be recognized over a weighted average period of approximately 3.2 years.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 12—INVESTMENTS

The following table provides the components of Investment and other (expense) income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Equity in net (loss) income of investees, net	$(376)	$—	$(987)	$—
Realized and unrealized gain (loss) on debt securities, net	—	—	40	—
Realized and unrealized (loss) gain on equity securities, net	(699)	170	(679)	255
Other (expense) income, net	(2,544)	49	(4,629)	69
Investment and other (loss) income, net	$(3,619)	$219	$(6,255)	$324

In the table above, Other (expense) income, net, for the three and six months ended June 30, 2026 includes $3.2 million and $5.4 million, respectively, of expense related to the ELOC commitment fee, see Note 10—Stockholders’ (Deficit) Equity for further discussion.

The table below shows the components of our investments:

(in thousands)	June 30, 2026	December 31, 2025
Equity method securities	$607	$2,136
Non-marketable securities	630	—
Marketable securities	713	698
Debt securities	—	841
Total	$1,950	$3,675
EQUITY METHOD SECURITIES
On August 27, 2025, we entered into a subscription agreement with Cykel AI where we agreed to purchase 10.4 million prepaid warrants for £1.25 million, or $1.7 million (using exchange rates as of the agreement date). Under the terms of the subscription agreement, we would be granted an additional 10.4 million cash warrants exercisable at a 10% premium to the price per share stated in the second capital raise (the "Second Capital Raise") per cash warrant. As of June 30, 2026 the Second Capital Raise has not occurred. Additionally, we have the right to appoint two board members to Cykel AI and an additional board member once the Second Capital Raise closes. On June 18, 2026, we entered into an agreement where we sold 100% of our interest in Cykel AI for $268.3 thousand.
In October 2025, we entered into a shareholders’ agreement with HBV Special Opportunities Limited Partnership Fund relating to HBV Special Opportunities Investment Holding 1 Limited (“HBV Investment Holding”), where we agreed to purchase 50 of HBV Investment Holding’s 150 outstanding ordinary shares for $608.3 thousand, representing a 33.33% ownership interest, with the remaining 66.67% owned by HBV Special Opportunities Limited Partnership Fund.
For the three and six months ended June 30, 2026, we recognized a loss of approximately $375.7 thousand and $986.3 thousand, respectively, resulting from our share of earnings in our investees, which was recorded in Investment and other (expense) income, net as stated on our Condensed Consolidated Statements of Operations.
NON-MARKETABLE EQUITY SECURITIES
During the first quarter 2026, we invested approximately $630.0 thousand in Peak Consulting Labs Inc. ("Peak"), a privately held company, through a Simple Agreement for Future Equity ("SAFE"). We account for these non-marketable securities in accordance with Accounting Standards Codification Topic 321, Investments—Equity Securities ("ASC 321"). Under ASC

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
As of June 30, 2026, no upward adjustments, downward adjustments, impairment charges, or realized gains or losses have been recognized, our carrying value was $630.0 thousand, which is included within Investments on our Condensed Consolidated Balance Sheets.
DEBT SECURITIES
On September 19, 2025, we entered into a securities purchase agreement with ZeroStack Corp. (“ZeroStack”), formerly Flora Growth Corp., in which we agreed to, among other things, purchase convertible notes for 93.3 thousand SOL, or $23.1 million (using the exchange rate as of the agreement date) due September 2030, contingent upon certain closing conditions as described in the agreement. The convertible notes have an interest rate of 8.0% per year, accrued daily and payable in SOL on a quarterly basis, in arrears, on March 31, June 30, September 30 and December 31 each year. On October 24, 2025, the closing conditions were met.
Subsequently, on December 29, 2025, we entered into a note settlement agreement (the "Note Settlement Agreement") with ZeroStack, where we agreed to settle the aforementioned convertible notes, including principal, accrued interest and fees, for approximately $11.0 million in SOL (using exchange rates as of the date the SOL was received), $1.75 million in cash and approximately $0.8 million worth of common shares of ZeroStack.
During the first quarter 2026, we received approximately 6.7 thousand SOL, or $841.0 thousand, related to the remaining balance of the Note Settlement Agreement with ZeroStack and recognized a loss of $425.7 thousand upon settlement.
MARKETABLE EQUITY SECURITIES
On April 21, 2026, the Company entered into a Share Subscription Agreement to purchase 700,000 shares of common stock in Allied Architects, Inc. (“Allied”), a publicly traded Tokyo-based corporation listed on the Tokyo Stock Exchange (TSE Ticker: 6081), for a total purchase price of $1.2 million (using exchange rates as of the investment date).
In December 2025, we received shares of common stock in ZeroStack as part of a Note Settlement Agreement. We initially recorded the common shares at fair value as of the settlement date and have subsequently remeasured to fair value as of the balance sheet date. During the second quarter 2026, we sold a portion of the common stock for approximately $353.6 thousand.
For the three and six months ended June 30, 2026, we recognized a net loss of $698.9 thousand and $679.0 thousand related to our marketable securities, respectively. For the three and six months ended June 30, 2025, we recognized a net gain of $169.8 thousand and $255.2 thousand related to our marketable securities, respectively.
NOTE 13—INCOME TAXES

EFFECTIVE TAX RATE
Our effective tax rate for the three and six months ended June 30, 2026, was 0.0% and 0.0%, respectively, compared to an effective tax rate of 7.2% and 7.6% for the the three and six months ended June 30, 2025, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Consistent with this approach, the Company is using the estimated annual effective tax rate (the "AETR") method to calculate taxes for the period ending June 30, 2026, and is discretely recognizing specific events referred to as "discrete items" as they occur.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
NOTE 14—FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	June 30, 2026
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$65,158	$15,216	$49,942	$—	$65,158
Digital assets pledged as collateral	101,618	66,812	34,806	—	101,618
Stablecoins(a)	4,930	4,930	—	—	4,930
Marketable securities(b)	713	713	—	—	713
Warrants(a)	59	—	—	59	59
Digital asset receivables(a)	34	34	—	—	34
Total assets	$172,512	$87,705	$84,748	$59	$172,512

Liabilities:
Digital asset financing arrangements	89,769	89,769	—	—	89,769
Total liabilities	$89,769	$89,769	$—	$—	$89,769
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
ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A NONRECURRING BASIS
In addition to assets and liabilities that are recorded at fair value on a recurring basis, under the framework of ASC 820, we are also required to record assets and liabilities at fair value on a nonrecurring basis for items such as acquisitions and impairment testing on intangible assets.
Impairments
For the three and six months ended June 30, 2026, we recognized impairment charges of $10.0 million and $20.7 million, respectively, on our digital assets, at carrying value due to the weakening of our liquid staking tokens against the U.S. dollar.
Warrant Dividend
In connection with the issuance of our convertible notes, we determined the fair value of the warrant dividend issued to our convertible note warrant holders to be $124.5 thousand in total, representing $1.63 and $1.51 price per warrant for the first and second series, respectively. The fair value was determined using the Black-Scholes Option model, which utilizes significant inputs, or Level 3 inputs, as defined by the fair value hierarchy. See Note 10—Stockholders’ (Deficit) Equity for further discussion.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The table below shows the inputs used for the valuation of warrant dividends issued during the first quarter 2026:

Stock price	$3.29
Strike price, series 1	$17.14
Strike price, series 2	$21.43
Dividend	—%
Risk free rate	3.9%
Term	4.02
Volatility	110.0%
OTHER FINANCIAL INSTRUMENTS
The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value as of June 30, 2026 and December 31, 2025, respectively, due to the short-term nature of these instruments.
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
COMMITMENTS
Revolving Credit Facility
On January 24, 2026, we entered into a Revolving Credit Facility Agreement (the "Revolver") with one of our equity method investees. Under the terms of the agreement, we committed to provide a revolving credit facility of up to $4.75 million for 36 months. The credit facility bears an annual interest rate of 10%, which accrues daily based on a 360-day year. The first interest payment is due to us 18 months after the date of the Revolver.
During the second quarter 2026, $580.0 thousand was borrowed by the equity method investee under the Revolver. Additionally, on June 25, 2026, we entered into an agreement where we agreed to terminate and settle the outstanding principal and accrued interest under the Revolver for $345.6 thousand, resulting in a loss of approximately $246.0 thousand.
Promissory Note Agreement
On May 4, 2026, we entered into a promissory note agreement to provide a $3.0 million USDC unsecured callable loan to Preference Capital (BVI) Ltd. The promissory note bears an annual interest rate of 15%, which is calculated on a 360-day year. Interest is to be paid to us in USDC and capitalized on a quarterly basis due on the last day of the calendar quarter. The borrowed amount is due to us the earlier of the one-year anniversary of the promissory note, default event as described under the agreement or two business days after we demand repayment. The loan was repaid in full during the second quarter 2026. We recognized interest income of $33.8 thousand, included within Investment and other (expense) income, net, during the three and six months ended June 30, 2026.
NOTE 16—OFF BALANCE SHEET TRANSACTIONS

As of June 30, 2026, customers delegated 621.9 thousand SOL tokens or $45.7 million (using exchange rates as of the balance sheet date) to our validators. These amounts are not presented on our Condensed Consolidated Balance Sheets as we do not control the staked SOL.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 17—RELATED PARTY TRANSACTIONS

WIND DOWN
On April 1, 2026, the Company agreed to a severance agreement with Blake Janover, current Director and former Chief Commercial Officer, and agreed to sell certain of our Real Estate Platform segment domains to Mr. Janover for $10.0 thousand. See Note 6—Acquisitions, Dispositions and Wind Down Activities for further discussion.
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
NOTE 18—SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred after the balance sheet date through August 13, 2026, the date the condensed consolidated financial statements were available to be issued, we concluded the following events required disclosure to the Notes to the Condensed Consolidated Financial Statements.
AT-THE-MARKET OFFERING
We sold an aggregate of 393,000 shares of our common stock under the ATM and received $1.1 million of proceeds net of sales commissions and expenses.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of DeFi Dev. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2025, and our condensed consolidated financial statements and the accompanying Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q).
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
In addition to our digital asset treasury operations, we continue to operate our commercial real estate technology platform, which provides data, software subscriptions, and value-added services connecting commercial property borrowers and lenders, including banks, credit unions, Real Estate Investment Trusts ("REITs"), debt funds, and other institutional capital providers.
We consider these our two operating segments: “Digital Asset Treasury” and the “Real Estate Platform”.
RECENT SIGNIFICANT DEVELOPMENTS
The following are the more significant developments in our business during the six months ended June 30, 2026:
•On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. Substantially all operations of the Real Estate Platform segment ceased by the end of the second quarter 2026, with the exception of Groundbreaker Tech Inc.
•On May 26, 2026, holders of approximately 81.79% of the outstanding voting power of DeFi Dev approved by written consent the reincorporation of the Company from the State of Delaware to the State of Nevada by conversion. On June 26, 2026, we finalized our reincorporation in the State of Nevada.

•We repurchased a total of 1,601,747 shares of our common stock for $10.5 million under our share repurchase program.
•We received net proceeds of $2.1 million through the issuance of our common stock under our equity line of credit and ATM. We used the proceeds for working capital purposes.
•We received proceeds from digital asset financing arrangements of $135.3 million and repaid $87.9 million. We used the proceeds from these borrowing for working capital purposes and SOL decentralized finance (“DeFi”) activities.
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
Recent and ongoing developments have focused on improving transaction speed and scalability. As of the date of this Quarterly Report on Form 10-Q, the following Solana protocol developments have occurred or are currently being developed to occur:
•Alpenglow Consensus Protocol: Solana is developing a new consensus architecture, which is intended to replace certain legacy consensus components, including the existing Proof-of-History mechanism. Implementation of this framework began in December 2025 and is expected to rollout in the third quarter of 2026. Alpenglow is intended to significantly reduce transaction finality times, improve network performance and increase network usage, which could positively impact staking and validator-related revenue.
•Firedancer: An independently developed validator client, referred to as "Firedancer", was introduced on the Solana Network in December 2025, with rollout and adoption continuing in 2026. Firedancer is an independently developed version of the Solana validator software and is intended to improve performance, resiliency, and client diversity. The newly developed validator software is currently compatible with existing Solana protocols, enabling validators to adopt it without requiring a protocol-level change or a fork. Firedancer may reduce the risk of a network-wide interruption. However, the implementation of the software may cause risks for new bugs, new hardware or operational requirements for validators and potential instability during rollout.
•Network Performance and Capacity Upgrades: The Solana Network continues to implement protocol enhancements designed to increase transaction capacity and improve network performance. In July 2026, the Solana Network increased the maximum compute capacity per block from 60 million to 100 million compute units, representing an approximately 66% increase in block compute capacity. The increased capacity is intended to allow validators to process more transactions and computational activity within each block and provide additional network capacity during periods of high demand.
In addition, Agave 4.2, an upcoming release of the primary Solana validator client, includes additional network performance enhancements, including features designed to reduce slot times and increase the frequency at which blocks are produced. Certain reduced slot-time features are currently undergoing testing prior to implementation on the Solana mainnet.
These and other network upgrades may improve network efficiency, transaction throughput and performance and reduce congestion during periods of high demand. However, the timing, successful implementation and impact of these upgrades on network activity and our Digital Asset Treasury segment remain uncertain.
•Validator Economics and Fee Distribution: The Solana Network continues to develop and implement protocol changes affecting transaction fees, block rewards and other economic incentives available to validators and network participants. Certain proposed or recently accepted protocol changes would modify the calculation, distribution or burning of network fees, which could affect the economics of operating validators and staking SOL. Additional changes to validator incentives and fee structures may be proposed or implemented in the future. The impact of these changes on staking and validator-related revenue in our Digital Asset Treasury segment remains uncertain.
The impact of these and other protocol changes to the Solana Network is inherently uncertain and remain subject to ongoing development, testing, validator acceptance and adoption and timing. Accordingly, we cannot predict whether, or to what extent, such changes will affect our Digital Asset Treasury segment.
SELECTED CONSOLIDATED OPERATING RESULTS

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	2026	2025	$ Change
Revenue	$3,314	$1,986	$1,328	$5,978	$2,273	$3,705
Net (loss) gain on digital assets	$(21,519)	$21,194	$(42,713)	$(72,549)	$21,194	$(93,743)
Operating expenses(a)	$4,635	$5,990	$(1,355)	$11,489	$7,160	$4,329
Operating (loss) income	$(22,840)	$17,190	$(40,030)	$(78,060)	$16,307	$(94,367)
Interest expense	$(3,701)	$(776)	$(2,925)	$(6,397)	$(776)	$(5,621)
Gain (loss) from derivative instruments	$25	$—	$25	$(22,813)	$—	$(22,813)
Gain on retirement of debt	$2,849	$—	$2,849	$2,849	$—	$2,849
Investment and other (expense) income, net	$(3,619)	$219	$(3,838)	$(6,255)	$324	$(6,579)
Income tax (expense) benefit	$(1)	$(1,201)	$1,200	$(1)	$(1,201)	$1,200
Net (loss) income	$(27,287)	$15,432	$(42,719)	$(110,677)	$14,654	$(125,331)
(a) Excludes net (loss) gain on digital assets.
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Consolidated Revenue
The increase in consolidated revenue for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to digital asset revenue generated from our treasury strategy which was driven by rewards from staking our digital asset holdings.
Consolidated Net (Loss) Gain on Digital Assets
The decrease in consolidated net (loss) gain on digital assets for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to the decline of SOL against the U.S. Dollar and losses related to dispositions from converting a portion of our SOL holdings into liquid staking tokens and from sales of digital assets.
Consolidated Operating Expenses
The decrease in consolidated operating expenses for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily driven by a decrease in research and development expenses.
Our Digital Asset Treasury segment accounted for the increase in consolidated operating expenses for the six months ended June 30, 2026 as compared to the same period in 2025 primarily due to general and administrative expenses related to professional fees and employee-related costs.

Consolidated Gain (Loss) From Derivative Instruments
The increase in consolidated gain (loss) from derivative instruments for the three months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to $7.5 million of gains related to declines in the fair value of our digital asset financing arrangements, partially offset by losses of $7.5 million driven by declines in the fair value of collateral related to our digital asset financing arrangements.
Consolidated gain (loss) from derivative instruments for the six months ended June 30, 2026 was a loss of $22.8 million, primarily consisting of $53.3 million of losses driven by declines in the fair value of collateral related to our digital asset financing arrangements, which was partially offset by gains of $30.4 million related to declines in the fair value of our digital asset financing arrangements.
Consolidated Investment and Other (Expense) Income, Net
The decrease in consolidated investment and other (expense) income, net for the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily attributable to the ELOC commitment fee, which was $3.2 million and $5.4 million, respectively.
Consolidated Gain on the Retirement of Debt
Consolidated gain on the retirement of debt for the three and six months ended June 30, 2026 was $2.8 million, resulting from the repurchase of certain July 2030 Notes (as defined in Note 8—Debt) for $5.0 million with a net carrying value of $7.9 million. See Note 8—Debt of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, for further discussion.
Consolidated Net (Loss) Income
The decrease in consolidated net (loss) income for the three and six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to the previously mentioned losses related to net (loss) gain on digital assets.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$3,256	$1,206	$2,050	170.1%	$5,658	$1,206	$4,452	369.3%
Operating expenses:
Cost of revenues	14	20	(6)	(32.1%)	110	20	$90	441.3%
General and administrative	3,969	4,397	(428)	(9.7%)	9,040	4,397	$4,643	105.7%
Sales and marketing	107	80	27	32.7%	256	80	$176	218.9%
Research and development	82	157	(75)	(47.8%)	207	157	$50	31.7%
Depreciation and amortization	304	203	101	50.0%	607	203	$404	200.0%
Net loss (gain) on digital assets	21,519	(21,194)	42,713	201.5%	72,549	(21,194)	$93,743	442.3%
Total operating expenses	25,995	(16,337)	42,332	259.0%	82,769	(16,337)	$99,106	606.6%
Segment operating (loss) income	$(22,739)	$17,543	$(40,282)	(229.5%)	$(77,111)	$17,543	$(94,654)	(539.5%)

Revenue
The increase in revenue for the three and six months ended June 30, 2026 as compared to the same periods in 2025 was primarily driven from rewards earned on staking our digital asset holdings.
Operating Expenses
General and Administrative
The decrease in general and administrative expenses for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to reduced employee-related costs, which was partially offset by an increase in professional fees.

General and administrative expenses increased for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to an increase of $2.9 million in professional fees and a $1.4 million increase in employee-related costs.
Net Loss (Gain) on Digital Assets
Net loss (gain) on digital assets generated for the three months ended June 30, 2026, reflects $17.6 million of realized losses resulting from converting a portion of our SOL holdings into liquid staking tokens as well as from selling digital assets and $10.0 million of impairments driven by our liquid staking tokens, which was partially offset by $6.0 million of gains due to the appreciation of SOL relative to the U.S. Dollar.
Net loss (gain) on digital assets generated for the six months ended June 30, 2026, reflects $20.8 million of losses due to the decline of SOL relative to the U.S. Dollar, $31.1 million of realized losses resulting from converting a portion of our SOL holdings into liquid staking tokens as well as from selling digital assets and $20.7 million of impairments driven by our liquid staking tokens.
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
On March 31, 2026, our Board of Directors approved the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which constituted substantially all of the operations of our Real Estate Platform segment. The wind down reflects our strategic decision to reallocate capital and management resources toward our digital asset treasury strategy and related initiatives, focusing on SOL and the Solana ecosystem. Substantially all operations of the Real Estate Platform segment ceased at the end of the second quarter 2026, with the exception of Groundbreaker Tech Inc.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$58	$780	$(722)	(92.6%)	$320	$1,067	$(747)	(70.1%)
Operating expenses:
Cost of revenues	7	8	(1)	2.9%	14	14	$—	1.0%
General and administrative	90	280	(190)	(68.1%)	1,025	824	$201	24.1%
Sales and marketing	13	601	(588)	(97.8%)	117	1,066	$(949)	(89.1%)
Research and development	1	156	(155)	(99.1%)	17	325	$(308)	(94.6)%
Depreciation and amortization	48	88	(40)	(45.4%)	96	138	$(42)	(30.6%)
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	(64)	64	NM
Total operating expenses	159	1,133	(974)	(85.9%)	1,269	2,303	$(1,034)	(44.9%)
Segment operating (loss) income	$(101)	$(353)	$252	71.1%	$(949)	$(1,236)	$287	23.3%
NM-Amounts are not meaningful
Revenue
Real estate revenue decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to the disposition of Janover Pro ("JPro"), which represented the majority of our subscription revenue in fiscal 2025 and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which was completed at the end of the second quarter 2026.
Operating Expenses
General and Administrative
General and administrative decreased for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to the disposition of JPro, and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses.
General and administrative expenses increased for the six months ended June 30, 2026 compared to the same period in 2025, due to the severance agreement with Blake Janover, our former Chief Commercial Officer and current Director.
Sales and Marketing
Sales and marketing decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025, primarily due to the disposition of JPro, and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses.

Research and Development
Research and development decreased for the three and six months ended June 30, 2026 compared to the same periods in 2025, due to a reduction in employee-related costs and expenses related to contractors resulting from the disposition of JPro and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2026	December 31, 2025
Sources of liquidity:
Cash and cash equivalents	$4,335	$5,920
Marketable securities	$713	$698

Obligations:
Loans payable	$—	$107
Digital asset financing arrangements	$89,769	$67,521
Long-term debt, net	$120,564	$127,361
We believe that the sources of liquidity discussed below, and access to capital markets will be sufficient in both the short and long term to meet our working capital requirements and future obligations.
SOURCES OF LIQUIDITY
Principal Sources of Liquidity
As of June 30, 2026, our principal sources of liquidity consist of cash and cash equivalents and marketable securities.
•Cash and cash equivalents: represents our most immediately available source of liquidity and consisted of demand deposits and money market instruments.
•Marketable securities: consist of publicly-held equity securities, which are held at fair value and may be liquidated to generate cash, subject to market conditions.
Capital Markets
At-The-Market Offering
On May 1, 2026, we entered into a sales agreement, with R.F. Lafferty & Co., Inc., (“R.F. Lafferty”) under which we may offer and sell from time to time shares of our common stock, par value $0.00001 per share, through an at-the-market offering ("ATM"). In accordance with the sales agreement, we may offer and sell shares of our common stock having an aggregate initial offering price of up to $200.0 million from time to time through R.F. Lafferty, acting as our sales agent or as principal.
During the second quarter 2026, we sold an aggregate of 85,000 shares of our common stock under the ATM and received $230.4 thousand of proceeds net of sales commissions and expenses. As of June 30, 2026 we had $199.8 million of remaining capacity under our ATM offering.
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

During periods when market conditions are favorable, we expect to utilize the ELOC as an important component of our external liquidity strategy to fund working capital requirements, strategic initiatives and digital asset treasury activities. During the first half of fiscal 2026, we received $1.9 million of net proceeds under the ELOC.
As of June 30, 2026, approximately $930.5 million remained available under the ELOC, subject to the terms and conditions of the agreement.
Digital Assets
As of June 30, 2026, our digital asset holdings were $85.7 million, and had an aggregate fair value of $97.3 million (using exchange rates as of the balance sheet date), of which $47.4 million is unencumbered, and may be sold to generate liquidity. Management may from time to time, if necessary, and subject to crypto market conditions, monetize the digital assets we receive from staking activities and validator operations to meet liquidity needs.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(14,108)	$(2,057)
Net cash provided by (used in) investing activities	$26,579	$(61,251)
Net cash (used in) provided by financing activities	$(14,056)	$63,261
Net cash used in operating activities was $14.1 million for the six months ended June 30, 2026, reflecting payments for interest on our debt, professional services and employee-related costs.
Net cash provided by investing activities was $26.6 million for the six months ended June 30, 2026, primarily consisting of proceeds from the sale of digital assets and investments, which was partially offset by purchases of digital assets and investments.
Net cash used in financing activities was $14.1 million for the six months ended June 30, 2026, reflecting repurchases of shares of our common stock under our share repurchase program and the repurchase of certain July 2030 convertible notes, which was partially offset by proceeds from issuance of our common stock under the ELOC and ATM.
MATERIAL CASH REQUIREMENTS AND OTHER OBLIGATIONS
Short-Term Liquidity Requirements
Our short-term obligations include working capital requirements, short-term debt, digital asset financing arrangements, interest payments related to our convertible notes and an ELOC commitment fee.
•Interest payments on long-term debt: Under the terms of our convertible notes, we are required to make periodic interest payments. The April Notes (as defined in Note 8—Debt) have an interest rate of 2.5%, which accrues daily and is required to be paid quarterly in arrears on March 31, June 30, September 30 and December 31 each year. Our July Notes (as defined in Note 8—Debt) have an interest rate of 5.5%, which is calculated based on a 360-day year and is required to be paid semi-annually in arrears on January 1 and July 1 of each year.
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

•ELOC commitment fee: As of June 30, 2026, we fully satisfied the commitment fee, which was settled through the issuance of our common stock.
•Promissory note: On May 4, 2026, we entered into a promissory note agreement to provide a $3.0 million USDC unsecured callable loan to Preference Capital (BVI) Ltd. The promissory note bears an annual interest rate of 15%, which is calculated on a 360-day year. Interest is to be paid to us in USDC and capitalized on a quarterly basis due on the last day of the calendar quarter. The borrowed amount is due to us the earlier of the one-year anniversary of the promissory note, default event as described under the agreement or two business days after we demand repayment. The loan was repaid in full during the second quarter 2026. We recognized interest income of $33.8 thousand, included within Investment and other (expense) income, net, during the three and six months ended June 30, 2026.
Long-Term Liquidity Requirements
Our long-term obligations include outstanding principal repayments of our long-term debt and interest payments related to that debt, as well as funding commitments under a revolving credit facility to one of our equity method investees.
•Long-term debt: The outstanding principal balance on our convertible notes have maturity dates of April 6, 2030 and July 1, 2030. As of June 30, 2026, the outstanding principal balances on the April Notes and July Notes were $11.5 million and $114.6 million, respectively.
•Revolving credit facility: On January 24, 2026, we entered into a Revolving Credit Facility Agreement (the “Revolver”) with one of our equity method investees. Under the terms of the agreement we committed to provide a revolving credit facility of up to $4.75 million for 36 months. The credit facility bears an annual interest rate of 10%, which accrues daily based on a 360-day year. The first interest payment is due to us 18 months after the date of the Revolver. On June 25, 2026, we entered into an agreement with the equity method investee to terminate and settle the outstanding principal and accrued interest under the Revolver.
SHARE REPURCHASES AND DIVIDENDS
In November 2023, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $1.0 million of our common stock, with no expiration from the date of authorization. In September 2025, our Board of Directors authorized an increase to the current share repurchase program up to $100.0 million. Under this authorization, an initial $10.0 million threshold has been established, and management must obtain Board approval before making any additional repurchases. Subsequently, on January 8, 2026, the Board of Directors increased the previously mentioned threshold by $15.0 million to $25.0 million. As of June 30, 2026, we had $78.0 million remaining under the authorization.
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

ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure procedures and controls (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2026.
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
Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of June 30, 2026 due to material weaknesses in our internal control over financial reporting as described below.
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
Accounting and Financial Reporting Resources and Review Controls
Management intends to focus on hiring experienced finance and accounting personnel or expand consulting services in areas focused around technical accounting and internal controls, subject to fiscal feasibility. Management has enhanced current review procedures by engaging an external consultant to perform independent reviews over the preparation and analysis of financial information and complex calculations. Additionally, management will engage external specialist as needed to provide assistance in accounting for significant or complex transactions.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the items mentioned above, there were no other changes in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended June 30, 2026, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
STOCK REPURCHASE ACTIVITY

The table below summarizes the stock repurchase activity under our stock repurchase program during the three months ended June 30, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Balance as of March 31, 2026	3,651	$6.03	3,651	$77,973
April 1, 2026 through April 30, 2026	—	—	—	—
May 1, 2026 through May 31, 2026	—	—	—	—
June 1, 2026 through June 30, 2026	—	—	—	—
Balance as of June 30, 2026	3,651	$6.03	3,651	$77,973
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
EMPLOYEE EQUITY INCENTIVE PROGRAM SHARE WITHHOLDING
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the second quarter of 2026 and first half of fiscal 2026, we withheld approximately 36.4 thousand and 39.6 thousand shares, respectively, for a total value of $136.7 thousand and $153.2 thousand, respectively, through net share settlements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
INSIDER TRADING ARRANGEMENTS

None of our officers or directors, as defined in Rule 16a (f) of the Exchange Act of 1934, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1	Plan of Conversion of DeFi Development Corp. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2026).
3.1	Articles of Incorporation of DeFi Development Corp (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2026).
3.2	Bylaws of DeFi Development Corp (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the SEC on June 26, 2026).
10.1
Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Joseph Onorati (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2026).

10.2
Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and John Han (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2026).

10.3
Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Daniel Kang (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2026).

10.4
Amended and Restated Employment Agreement, dated January 1, 2026, between DeFi Development Corp. and Bruce Rosenbloom (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 19, 2026).

10.5
Separation Agreement, dated as of April 1, 2026, by and between DeFi Development Corp. and Blake Janover (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2026).

10.6
Sales Agreement, dated May 1, 2026, between DeFi Development Corp. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026).

10.7
Separation Agreement, dated as of June 8, 2026, by and between DeFi Development Corp. and Parker White (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2026).

10.8*	Consulting Agreement, dated August 10, 2026, by and between DeFi Development Corp. and Parker White.
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DeFi DEVELOPMENT CORP.
(Registrant)

Date: August 13, 2026	By:	/s/Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)

