Form 10-Q
period 2026-09-30
DeFi Development Corp.
filed 2026-11-12
CIK 1805526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________ to __________
COMMISSION FILE NUMBER 001-41748
DEFI DEVELOPMENT CORP.
(Exact name of registrant as specified in its charter)

Nevada	83-2676794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6401 Congress Avenue, Suite 250 Boca Raton, FL 33487	(561) 559-4111
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	DFDV	The Nasdaq Stock Market LLC

Warrants, each warrant exercisable for one share of Common Stock	DFDVW	The Nasdaq Stock Market LLC

Variable Rate Series C Perpetual Preferred Stock, par value $0.00001 per share	CHAD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒
As of November 12, 2026, the registrant had a total of 40,053,477 shares of its common stock, par value $0.00001 per share, issued and outstanding.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11,241	$5,920
Investments	1,868	3,675
Digital assets pledged as collateral	225,933	103,943
Deferred offering costs	583	6,377
Other current assets	11,605	2,011
Total current assets	251,230	121,926
Digital assets, at fair value	117,727	136,000
Digital assets, at carrying value, net	86,318	45,764
Goodwill	607	607
Intangible assets, net	1,948	3,020
Other assets	230	93
Total assets	$458,060	$307,410
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,756	$6,821
Digital asset financing arrangements	225,933	67,521
Loans payable	—	107
Other current liabilities	168	6,339
Total current liabilities	229,857	80,788
Long-term debt, net	120,998	127,361
Total liabilities	350,855	208,149
Commitments and contingencies (Note 16)
Mezzanine Equity:
Variable Rate Series C Perpetual Preferred stock, $0.00001 par value and $10.00 stated value, 32,200,000 shares authorized, 1,581,250 and no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11,316	—
Total mezzanine equity	11,316	—
Stockholders' equity:
Preferred stock, undesignated, $0.00001 par value and stated value, 967,699,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Series A Preferred stock, $0.00001 par value and stated value, 100,000 shares authorized, 10,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Series B Preferred stock, $0.00001 par value and stated value, 1,000 shares authorized, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value, 1,000,000,000 shares authorized, 38,382,831 and 29,892,800 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	254,191	202,581
Treasury stock	(22,022)	(11,520)
Accumulated other comprehensive (loss) income	—	(27)
Accumulated (deficit)	(136,280)	(91,773)
Total stockholders’ equity	95,889	99,261
Total liabilities, mezzanine equity and stockholders’ equity	$458,060	$307,410
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue	$2,432	$4,625	$8,410	$6,898
Operating expenses:
Cost of revenue	29	88	153	122
General and administrative	3,659	3,572	13,724	8,793
Sales and marketing	94	668	467	1,814
Research and development	140	269	364	751
Depreciation and amortization	353	352	1,056	693
Net (gain) loss on digital assets	(37,946)	(74,368)	34,603	(95,561)
Loss on disposition of Janover Pro	—	1,958	—	1,958
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)
Total operating expenses	(33,671)	(67,461)	50,367	(81,494)
Operating income (loss)	36,103	72,086	(41,957)	88,392
Interest expense	(3,359)	(2,933)	(9,756)	(3,709)
Gain on retirement of debt	—	—	2,849	—
Gain (loss) from derivative instruments	33,400	4,639	10,587	4,639
Investment and other income (expense), net	447	169	(5,808)	494
Income (loss) before income taxes	66,591	73,961	(44,085)	89,816
Income tax expense	—	(17,935)	(1)	(19,136)
Net income (loss)	66,591	56,026	(44,086)	70,680
Preferred stock dividends	(126)	—	(126)	—
Net income (loss) attributable to common shareholders	$66,465	$56,026	$(44,212)	$70,680

Net income (loss) per share attributable to common shareholders:
Basic	$2.24	$2.70	$(1.59)	$4.71
Diluted	$1.91	$1.95	$(1.59)	$3.74

Weighted-average common shares outstanding:
Basic	29,682	20,759	27,776	15,009
Diluted	35,922	29,510	27,776	19,469
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$66,591	$56,026	$(44,086)	$70,680
Other comprehensive income (loss), net of income taxes:
Cumulative translation adjustment	—	—	27	—
Other comprehensive income (loss), net of income taxes	—	—	27	—
Comprehensive income (loss)	$66,591	$56,026	$(44,059)	$70,680
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit)/Retained Earnings	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2025	10,000	$—	29,892,800	$—	$202,581	$(11,520)	$(27)	$(91,773)	$99,261
Issuance of common stock, net of offering costs	—	—	1,162,147	—	4,083	—	—	—	4,083
Warrants exercised	—	—	2,452	—	55	—	—	—	55
Issuance of common stock under employee stock plans	—	—	45,013	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(3,271)	—	(16)	—	—	—	(16)
Repurchase of common stock	—	—	(1,601,747)	—	—	(10,502)	—	—	(10,502)
Warrant dividend distribution	—	—	—	—	124	—	—	(124)	—
Share-based compensation	—	—	—	—	720	—	—	—	720
Translation adjustments	—	—	—	—	—	—	(17)	—	(17)
Net (loss) income	—	—	—	—	—	—	—	(83,390)	(83,390)
Balances at March 31, 2026	10,000	$—	29,497,394	$—	$207,547	$(22,022)	$(44)	$(175,287)	$10,194
Issuance of common stock, net of offering costs	—	—	968,029	—	3,428	—	—	—	3,428
Issuance of common stock under employee stock plans	—	—	152,031	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(36,355)	—	(137)	—	—	—	(137)
Share-based compensation	—	—	—	—	1,724	—	—	—	1,724
Warrants exercised	—	—	15	—	—	—	—	—	—
Translation adjustments	—	—	—	—	—	—	44	—	44
Net (loss) income	—	—	—	—	—	—	—	(27,287)	(27,287)
Balances at June 30, 2026	10,000	$—	30,581,114	$—	$212,562	$(22,022)	$—	$(202,574)	$(12,034)
Issuance of common stock, net of offering costs	—	—	7,760,968	—	40,797	—	—	—	40,797
Issuance of common stock under employee stock plans	—	—	51,390	—	—	—	—	—	—
Tax withholding related to common stock from employee stock plans	—	—	(10,641)	—	(40)	—	—	—	(40)
Preferred stock cash dividends declared	—	—	—	—	—	—	—	(297)	(297)
Share-based compensation	—	—	—	—	872	—	—	—	872
Net income (loss)	—	—	—	—	—	—	—	66,591	66,591
Balances at September 30, 2026	10,000	$—	38,382,831	$—	$254,191	$(22,022)	$—	$(136,280)	$95,889

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)		Accumulated (Deficit)	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount	Shares	Amount
Balances at December 31, 2024	10,000	$—	9,909,473	$—	$12,872	$—	$—		$(9,370)	$3,502
Issuance of common stock, net of offering costs	—	—	89,775	—	70	—	—		—	70
Exercise of share-based awards	—	—	12,306	—	—	—	—		—	—
Share-based compensation	—	—	—	—	54	—	—	—	—	54
Net (loss) income	—	—	—	—	—	—	—		(778)	(778)
Balances at March 31, 2025	10,000	$—	10,011,554	$—	$12,996	$—	$—		$(10,148)	$2,848
Issuance of common stock, net of offering costs	—	—	3,503,535	—	36,015	—	—		—	36,015
Issuance of common stock for asset acquisition	—	—	604,884	—	3,000	—	—		—	3,000
Exercise of share-based awards	—	—	580,846	—	94	—	—		—	94
Share-based compensation	—	—	—	—	952	—	—		—	952
Discount on convertible notes	—	—	—	—	11,704	—	—		—	11,704
Warrants exercised	—	—	1,362,018	—	2	—	—		—	2
Conversion of convertible notes	—	—	1,339,462	—	9,566	—	—		—	9,566
Net income (loss)	—	—	—	—	—	—	—		15,432	15,432
Balances at June 30, 2025	10,000	$—	17,402,299	$—	$74,329	$—	$—		$5,284	$79,613
Issuance of common stock, net of offering costs	—	—	7,284,127	—	175,356	—	—		—	175,356
Prepaid forward stock purchase	—	—	—	—	(75,636)	—	—		—	(75,636)
Exercise of share-based awards	—	—	60,219	—	—	—	—		—	—
Share-based compensation	—	—	—	—	331	—	—		—	331
Warrants exercised	—	—	1,836,577	—	—	—	—		—	—
Conversion of convertible notes	—	—	1,134,937	—	8,114	—	—		—	8,114
Net income (loss)	—	—	—	—	—	—	—		56,026	56,026
September 30, 2025	10,000	$—	27,718,159	$—	$182,494	$—	$—		$61,310	$243,804
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Operating Activities
Net (loss) income	$(44,086)	$70,680
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Digital assets received as revenue (including interest income)	(9,665)	(4,850)
Digital assets paid for expenses (including interest expense)	4,130	101
Depreciation and amortization	1,056	693
Amortization of debt discount	1,301	529
Share-based compensation	3,316	1,337
Deferred income taxes	—	19,042
Net loss (gain) on digital assets	34,603	(95,561)
(Gain) loss from derivative instruments	(10,587)	(4,639)
Gain on retirement of debt	(2,849)	—
Net loss (gain) on investment activity	1,819	(432)
(Gain) loss from changes in fair value of contingent consideration	—	(64)
Loss on disposition of Janover Pro	—	1,958
Other	5,319	—
Changes in operating assets and liabilities:
Accounts receivable	37	(605)
Prepaid expenses	(301)	164
Other assets	(2,845)	(87)
Accounts payable and accrued expenses	(2,233)	4,891
Deferred revenue	(15)	(102)
Right of use liability, net	—	(96)
Net cash used in operating activities	(21,000)	(7,041)
Investing Activities
Purchase of digital assets	(50,248)	(216,661)
Proceeds from sales of digital assets	39,183	—
Settlement of option contracts	—	(17,404)
Disposition of Janover Pro	—	(1,250)
Acquired intangible assets	—	(994)
Purchases of investments	(1,842)	—
Proceeds from the sale of investments	942	—
Other	10	(2)
Net cash used in investing activities	(11,955)	(236,311)
Financing Activities
Repayments of short-term debt	(107)	(267)
Proceeds from convertible notes	—	148,913
Repurchase of convertible notes	(4,958)	—
Proceeds from issuance of common stock, net of offering costs	43,046	129,782
Proceeds from the issuance of variable rate series C perpetual preferred stock, net of offering costs	11,461	—
Payments related to employee stock plan taxes	(193)	—
Proceeds from warrant exercises	55	2
Proceeds from issuance of common stock under employee stock plans	—	95
Payment for prepaid forward stock purchase	—	(75,636)
Repurchase of common stock	(10,502)	—
Payments of offering costs	(526)	(6,989)
Net cash provided by financing activities	38,276	249,636
Net increase (decrease) in cash and cash equivalents	5,321	6,284
Cash and cash equivalents, at beginning of period	5,920	2,517
Cash and cash equivalents, at end of period	$11,241	$8,801
See the accompanying notes to the condensed consolidated financial statements.

DEFI DEVELOPMENT CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(Unaudited)

	Nine Months Ended September 30,
Supplemental Information of Cash Paid Information	2026	2025
Cash paid for interest	$6,640	$248
Cash paid for taxes, net of refunds	$292	$26

Supplemental Schedule of Non-cash Investing and Financing Activities
Common stock issued for asset acquisition	$—	$3,000
Digital asset financing arrangement borrowings	$232,661	$104,147
Repayments of digital asset financing arrangements	$101,825	$37,629
Digital assets received from convertible notes and warrants	$—	$42,912
Digital assets received from common stock issuances	$—	$3,150
Conversion of convertible notes to common stock	$—	$17,680
Common stock issuance in connection with equity line of credit commitment fee	$6,303	$3,187
Warrant dividend distribution	$124	$—
Financing of prepaid insurance premiums	$—	$516
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
SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to our significant accounting policies, critical accounting estimates, segment reporting, or recently issued accounting pronouncements from those disclosed in Note 1—Overview and Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the accounting policy described in the Redeemable Preferred Stock section below.
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
Redeemable Preferred Stock
We account for our variable rate series C perpetual preferred stock ("CHAD Stock") in accordance with Accounting Standards Codification Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities ("ASC 480"). Under ASC 480, the CHAD Stock was determined to be classified as mezzanine equity because certain redemption provisions are contingent upon events outside of the Company's control. The CHAD Stock is initially recognized at its issuance date carrying amount, equal to the proceeds received, net of issuance costs. The carrying amount is subsequently adjusted to its redemption value if and when redemption becomes probable. See Note 10—Redeemable Preferred Stock for further discussion.
We also evaluated the embedded repurchase put option upon the occurrence of certain fundamental change redemption provisions, as defined in the Certificate of Designation, under Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC 815"). Under ASC 815, we determined that the embedded put option required bifurcation and recognized a derivative liability, within Other current liabilities, on our Condensed Consolidated Balance Sheets. The repurchase put option derivative is initially and subsequently recorded at fair value, with changes recognized in earnings within Gain (loss) from derivative instruments as stated on our Condensed Consolidated Statements of Operations, as this derivative is not designated and does not qualify for hedge accounting.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company generally maintains balances in various operating accounts at financial institutions that management believes to be of high credit quality, in amounts that may exceed the Federal Deposit Insurance Limit of $250,000. The Company has not experienced any losses related to its cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. As of September 30, 2026 and December 31, 2025, the Company’s cash and cash equivalents were held at financial institutions.
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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The following table presents the hypothetical adverse market risk impact on our digital asset holdings:

(in thousands)	September 30, 2026
Digital assets, at fair value	$11,773
Digital assets, at carrying value	10,608
Digital assets pledged as collateral	22,594
Digital asset financing arrangements	(19,386)
Total hypothetical impact on income (loss) before income taxes	$25,589
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
DISAGGREGATION OF REVENUE
The following table shows the disaggregation of revenue for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Digital asset treasury	$2,379	$3,794	$8,037	$5,000
Real estate platform	53	831	373	1,898
Total revenue	$2,432	$4,625	$8,410	$6,898
NOTE 3—NET INCOME (LOSS) PER COMMON SHARE

We computed basic Net income (loss) attributable to common shareholders per share by dividing Net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the relevant period. Net income (loss) attributable to common shareholders is calculated by deducting preferred stock dividends from Net income (loss). Diluted Net income (loss) attributable to common shareholders per share is calculated by dividing Net income (loss) attributable to common shareholders by the weighted average of common shares outstanding during the

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
relevant period plus the effect of dilutive shares using the treasury stock method, which excludes shares that would have an antidilutive effect, for share-based awards and warrants and the if-converted method for the effect of shares issuable under our convertible debt instruments. In periods where we report net loss, diluted net loss attributable to common shareholders per share is the same as basic net loss attributable to common shareholders per share because the effects of potentially dilutive items would decrease the net loss attributable to common shareholders per share.
The following table provides the computation of basic and diluted Net income (loss) attributable to common shareholders per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income (loss), basic	$66,591	$56,026	$(44,086)	$70,680
Preferred stock dividends	(126)	—	(126)	—
Net income (loss) attributable to common shareholders, basic	$66,465	$56,026	$(44,212)	$70,680
Add: interest expense associated with convertible notes, net of tax	2,081	1,478	—	2,143
Net income (loss) attributable to common shareholders, diluted	$68,546	$57,504	$(44,212)	$72,823

Denominator
Weighted-average of common shares outstanding, basic	29,682	20,759	27,776	15,009

Dilutive effect of shares:
Stock options	86	1,016	—	545
Restricted stock units	19	128	—	84
Convertible notes	6,135	6,804	—	3,522
Warrants	—	290	—	101
ELOC commitment shares	—	513	—	208
Weighted-average of common shares outstanding, diluted	35,922	29,510	27,776	19,469

Antidilutive shares:
Convertible notes	—	—	6,135	—
Warrants	4,484	1,958	4,484	1,958
Options	3,337	168	3,798	168
Dividend warrants	3,899	—	3,899	—
Restricted stock units	157	18	509	18
Total antidilutive shares	11,876	2,143	18,825	2,143
Note: Table may not sum due to rounding.

Net income (loss) attributable to common shareholders
Basic	$2.24	$2.70	$(1.59)	$4.71
Diluted	$1.91	$1.95	$(1.59)	$3.74

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
The tables below show our Segment operating income (loss) for the periods presented:

	Three Months Ended September 30,
	2026		2025
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$2,379	$53	$3,794	$831

Cost of revenue	22	7	81	7
General and administrative	3,655	4	3,313	259
Sales and marketing	87	7	222	446
Research and development	139	1	145	124
Depreciation and amortization	304	49	303	49
Net (gain) loss on digital assets	(37,946)	—	(74,368)	—
Loss on disposition of Janover Pro	—	—	—	1,958
Total segment operating expenses	$(33,739)	$68	$(70,304)	$2,843
Segment operating income (loss)	$36,118	$(15)	$74,098	$(2,012)

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

	Nine Months Ended September 30,
	2026		2025
(in thousands)	Treasury	Real Estate	Treasury	Real Estate
Segment revenue	$8,037	$373	$5,000	$1,898

Cost of revenue	132	21	101	21
General and administrative	12,696	1,028	7,709	1,084
Sales and marketing	344	123	303	1,511
Research and development	346	18	302	449
Depreciation and amortization	911	145	506	187
Net loss (gain) on digital assets	34,603	—	(95,561)	—
Loss on disposition of Janover Pro	—	—	—	1,958
(Gain) loss from changes in fair value of contingent consideration	—	—	—	(64)
Total segment operating expenses	$49,032	$1,335	$(86,640)	$5,146
Segment operating (loss) income	$(40,995)	$(962)	$91,640	$(3,248)

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
The below table reconciles Segment income (loss) to consolidated income (loss) before income taxes for the periods presented:

	Three Months Ended September 30,
	2026				2025
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$2,379	$53	$—	$2,432	$3,794	$831	$—	$4,625

Cost of revenue	22	7	—	29	81	7	—	88
General and administrative	3,655	4	—	3,659	3,313	259	—	3,572
Sales and marketing	87	7	—	94	222	446	—	668
Research and development	139	1	—	140	145	124	—	269
Depreciation and amortization	304	49	—	353	303	49	—	352
Net (gain) loss on digital assets	(37,946)	—	—	(37,946)	(74,368)	—	—	(74,368)
Loss on disposition of Janover Pro	—	—	—	—	—	1,958	—	1,958
Total operating expenses	(33,739)	68	—	(33,671)	(70,304)	2,843	—	(67,461)
Operating income (loss)	36,118	(15)	—	36,103	74,098	(2,012)	—	72,086
Interest expense	—	—	(3,359)	(3,359)	—	—	(2,933)	(2,933)
Gain (loss) from derivative instruments	—	—	33,400	33,400	—	—	4,639	4,639
Gain on retirement of debt	—	—	—	—	—	—	—	—
Investment and other income (expense), net	—	—	447	447	—	—	169	169
Income (loss) before income taxes	$36,118	$(15)	$30,488	$66,591	$74,098	$(2,012)	$1,875	$73,961

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

	Nine Months Ended September 30,
	2026				2025
(in thousands)	Treasury	Real Estate	Corporate	Total	Treasury	Real Estate	Corporate	Total
Revenue	$8,037	$373	$—	$8,410	$5,000	$1,898	$—	$6,898

Cost of revenue	132	21	—	153	101	21	—	122
General and administrative	12,696	1,028	—	13,724	7,709	1,084	—	8,793
Sales and marketing	344	123	—	467	303	1,511	—	1,814
Research and development	346	18	—	364	302	449	—	751
Depreciation and amortization	911	145	—	1,056	506	187	—	693
Net loss (gain) on digital assets	34,603	—	—	34,603	(95,561)	—	—	(95,561)
Loss on disposition of Janover Pro	—	—	—	—	—	1,958	—	1,958
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	(64)	—	(64)
Total operating expenses	49,032	1,335	—	50,367	(86,640)	5,146	—	(81,494)
Operating (loss) income	(40,995)	(962)	—	(41,957)	91,640	(3,248)	—	88,392
Interest expense	—	—	(9,756)	(9,756)	—	—	(3,709)	(3,709)
Gain (loss) from derivative instruments	—	—	10,587	10,587	—	—	4,639	4,639
Gain on retirement of debt	—	—	2,849	2,849	—	—	—	—
Investment and other income (expense), net	—	—	(5,808)	(5,808)	—	—	494	494
(Loss) income before income taxes	$(40,995)	$(962)	$(2,128)	$(44,085)	$91,640	$(3,248)	$1,424	$89,816

NOTE 5—DIGITAL ASSETS

DIGITAL ASSETS, AT FAIR VALUE
The table below details the components of our digital assets, at fair value with units, cost basis amounts and fair value based on Level 1 inputs that use unadjusted quoted prices from active markets and Level 2 inputs for locked Solana ("SOL") balances which incorporates unadjusted quoted prices from active markets and observable market transactions. See Note 15—Fair Value Measurements for further discussion.

	September 30, 2026			December 31, 2025
(in thousands)	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Solana (SOL)	999	$148,035	$117,724	1,093	$155,366	$136,000
Other(a)	NM	2	3	—	—	—
Total digital assets, at fair value	NM	$148,037	$117,727	1,093	$155,366	$136,000
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
The table below details the future release of our locked SOL, in notional amounts:

(in thousands)	September 30, 2026
Remaining 2026	169
2027	600
2028	32
The table below shows a reconciliation of activity of our digital assets, at fair value:

(in thousands)	September 30, 2026	December 31, 2025
Beginning balance	$136,000	$—
Purchases of Solana	34,525	222,034
Additions from validator, staking rewards and other	6,193	8,967
Additions from convertible notes	—	31,962
Additions from digital asset term loans	—	60,695
Additions from collateralized financing arrangements	169,296	84,680
Additions from the settlement of debt securities	1,005	11,040
Additions from interest income on collateralized financing arrangements	252	—
Return of collateral on digital asset financing arrangements	63,032	28,673
Additions to collateral on digital asset financing arrangements	(8,000)	—
Dispositions from purchase of debt securities	—	(18,458)
Dispositions from the sale of Solana	(22,053)	(14,997)
Repayments of digital asset term loans	(16,354)	(25,000)
Repayments of collateralized financing arrangements	(39,698)	(47,754)
Dispositions of collateral for digital asset financing arrangements	(52,209)	(169,044)
Net conversion activity and payments for expenses	(142,977)	(46,152)
Unrealized losses from changes in fair value of digital assets(a)	(26,787)	(79,223)
Unrealized gains from changes in fair value of digital assets(a)	59,422	72,173
Realized loss from disposition activities(a)	(46,936)	(8,700)
Realized gain from disposition activities(a)	3,016	25,104
Ending balance	$117,727	$136,000
(a) These amounts are included within Net (gain) loss on digital assets as stated on our Condensed Consolidated Statements of Operations.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
DIGITAL ASSETS, AT CARRYING VALUE
The tables below summarize our digital assets, at carrying value with the respective gross and net carrying amounts, as well as fair value based on Level 2 inputs that use unadjusted quoted prices from active markets.

	September 30, 2026
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$81,123	$(4,139)	$76,984	$91,979
Other(a)	17,358	(8,024)	9,334	14,108
Total digital assets, at carrying value	$98,481	$(12,163)	$86,318	$106,087
(a) No other digital asset accounted for 10% or more of the total balance.

	December 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Impairments	Net Carrying Amount	Fair Value
DFDV Staked SOL (dfdvSOL)	$67,396	$(32,032)	$35,364	$37,517
Other(a)	15,196	(4,796)	10,400	10,552
Total digital assets, at carrying value	$82,592	$(36,828)	$45,764	$48,069
(a) No other digital asset accounted for 10% or more of the total balance.
NOTE 6—WIND DOWN ACTIVITIES

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
NOTE 7—GOODWILL AND INTANGIBLE ASSETS

GOODWILL
The table below shows the changes in the carrying value of goodwill:

(in thousands)
Balance, December 31, 2025	$607
Acquired goodwill	—
Accumulated impairments	—
Balance, September 30, 2026	$607

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
INTANGIBLE ASSETS, NET
The following table shows the components of intangible assets, net for the periods presented:

		September 30, 2026				December 31, 2025⁽ᵃ⁾
(in thousands)	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Disposals	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived:
Validators	3 years	$3,645	$(1,722)	$—	$1,923	$3,645	$(810)	$2,835
Developed technology	3 years	576	(552)	—	24	576	(408)	168
Customer database	3 years	3	(2)	—	1	3	(2)	1

Indefinite-lived:
Domain name		16	—	(16)	—	16	—	16
Total intangibles, net		$4,240	$(2,276)	$(16)	$1,948	$4,240	$(1,220)	$3,020
(a) On May 1, 2025 we recorded intangible assets as a result of an asset acquisition, which consisted of validators.
The following table shows the estimated amortization expense related to the net carrying amount of finite-lived intangible assets:

Remaining 2026	$327
2027	$1,215
2028	$406
2029 and thereafter	$—
NOTE 8—DEBT

The table below summarizes our debt outstanding:

(in thousands)	Effective Interest Rate	Contractual Interest Rate	September 30, 2026	December 31, 2025
Short-term debt:
Loan payable	7.1%	7.1%	$—	$107
Total short-term debt			$—	$107

Long-term debt:
April 2030 convertible notes	13.1%	2.5%	$11,471	$11,471
July 2030 convertible notes	6.4%	5.5%	114,581	122,500
Less: unamortized discount			(5,054)	(6,610)
Total long-term debt, net of unamortized discount			$120,998	$127,361

Total debt			$120,998	$127,468
As of September 30, 2026 and December 31, 2025, the estimated fair value of our debt was approximately $113.7 million and $119.5 million, respectively. The estimated fair value of our long-term convertible notes is based on Level 3 inputs

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
utilizing the discounted cash flow model. The discount rate applied in the valuation model is based on the yield of U.S. Treasury securities with similar remaining contractual terms, plus a credit spread derived from the Intercontinental Exchange Bank of America U.S. corporate bond option-adjusted spread indices for issuers with similar credit risk profiles.
The table below shows the interest expense on our debt for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Contractual interest	$1,647	$1,704	$5,084	$1,945
Amortization of debt discount and issuance costs	434	436	1,301	966
Total interest expense	$2,081	$2,140	$6,385	$2,910
Note: Table may not sum due to rounding.
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
LONG-TERM DEBT
During the third quarter 2026, we did not have any new issuances of senior notes.
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
In May 2026 , we paid $5.0 million to repurchase $7.9 million of outstanding principal amount of our July Notes, resulting in a gain on the retirement of debt of approximately $2.8 million.
April 2030 Convertible Notes
On April 4, 2025, we issued $42.0 million in aggregate principal amount, in a private offering, of 2.5% convertible notes due April 6, 2030 ("April Notes"). The April Notes bear interest at an annual rate of 2.5% per year, accrued daily and payable quarterly in arrears on March 31, June 30, September 30 and December 31 each year. None of the April Notes were converted to common stock during the third quarter of 2026.
The table below shows the future payments associated with our long-term debt as of September 30, 2026:

(in thousands)
Remaining 2026	$—
2027 through 2029	$—
2030 and thereafter	$126,052

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 9—DERIVATIVES

The table below presents our significant derivative assets and liabilities as shown on our Condensed Consolidated Balance Sheets:

(in thousands)		September 30, 2026
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$225,933	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	225,933
Total		$225,933	$225,933

(in thousands)		December 31, 2025
	Classification	Assets	Liabilities
Derivatives not designated as hedges:
Digital assets pledged as collateral	Digital assets pledged as collateral	$103,943	$—
Digital asset financing arrangements	Digital asset financing arrangements	—	67,521
Accrued crypto loan borrowing fees	Accounts payable and accrued expenses	—	256
Total		$103,943	$67,777
The table below presents the effect of derivative instruments, included within Gain (loss) from derivative instruments as stated on our Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Digital assets pledged as collateral	$88,343	$8,452	$35,059	$8,452
Digital asset financing arrangements	(54,901)	(3,814)	(24,533)	(3,814)
Other	(42)	1	61	1
Total	$33,400	$4,639	$10,587	$4,639
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
During the third quarter 2026, we repaid $12.4 million (using exchange rates as of the date the SOL was repaid). As of September 30, 2026, there were no loan requests outstanding under the master loan agreement.
Open-Term Loans
On February 23, 2026, we entered into a loan request under the previously mentioned master loan agreement, where we borrowed $4.0 million USD Coin ("USDC"). The loan has no maturity date and the lender is able to request repayment at

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
any time, at which point we have one business day to settle the loan. Conversely, we can settle the loan at any time without penalties. During the third quarter 2026, we repaid the loan in full.
As of September 30, 2026, there were no digital asset term loans outstanding. During the three and nine months ended September 30, 2026, total borrowing fees recognized within Interest expense, as stated on our Condensed Consolidated Statements of Operations, was $0.3 million and $1.1 million, respectively.
Collateralized Financing Arrangements
We enter into digital asset financing arrangements through DeFi protocols that allow digital assets to be deposited as collateral in order to obtain borrowings of additional digital assets. We may redeposit these borrowed assets into lending protocols and subsequently borrow additional assets against those deposits. This strategy is intended to increase our exposure to staking rewards, lending yields and other protocol incentives. The borrowed digital assets do not have a specified maturity date and are repayable at our option at any time. The interest rate on these borrowings are established by each DeFi protocol and are variable. The interest rate is determined based on the borrow demand for each digital asset on the DeFi protocol. Interest is calculated daily and payable on the date repayment is made. We do not have an explicit right of offset under the terms of the collateralized financing arrangements and present the associated liabilities and assets on a gross basis. Through the third quarter 2026, we received proceeds of $215.8 million (using exchange rates as of the date the digital assets were borrowed) and repaid a total of $68.6 million (using exchange rates as of the date the digital assets were repaid). We used the proceeds from these collateralized financing arrangements for SOL DeFi activities.
We derecognize the digital assets provided as collateral related to these borrowings and record an asset on our Condensed Consolidated Balance Sheets. As of September 30, 2026, we had approximately $225.9 million of posted collateral relating to our collateralized financing arrangements, which is recorded within Digital assets pledged as collateral as stated on our Condensed Consolidated Balance Sheets. Our net economic impact related to our collateralized financing arrangements was zero as the outstanding balance and related collateral are the same amount. During the three and nine months ended September 30, 2026, total borrowing fees recognized within Interest expense, as stated on our Condensed Consolidated Statements of Operations, was $1.0 million and $2.2 million, respectively.
The table below shows our outstanding collateralized financing arrangements in our Condensed Consolidated Balance Sheets:

(in thousands)	September 30, 2026	December 31, 2025
Solana (SOL)	$189,856	$29,315
PayPal USD (PYUSD)	11,865	12,062
Other(a)	24,212	5,598
Total	$225,933	$46,975
(a) No other digital asset or stablecoin accounted for 10% or more of total collateralized financing arrangements.
NOTE 10—REDEEMABLE PREFERRED STOCK

VARIABLE RATE SERIES C PERPETUAL PREFERRED STOCK
On September 3, 2026, we entered into an underwriting agreement with R.F. Lafferty & Co., Inc. ("R.F. Lafferty") in connection with the issuance and sale of 1,375,000 shares of our CHAD Stock, par value $0.00001 per share, at a public offering price of $8.00 per share. On September 8, 2026, the initial offering closed, resulting in gross proceeds of $11.0 million and net proceeds of $9.8 million after deducting underwriting discounts, commissions and offering costs.
In connection with the CHAD Stock offering, we also granted R.F. Lafferty a 30-day option to purchase an additional 206,250 shares at the public offering price. The option was exercised in full, resulting in gross proceeds of $1.65 million and net proceeds of $1.6 million after deducting underwriting discounts, commissions and offering costs.
On September 11, 2026, we entered into a sales agreement with R.F. Lafferty, under which we may offer and sell from time to time shares of our CHAD Stock through an at-the-market offering ("CHAD Stock ATM"). In accordance with the sales

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
agreement, we may offer and sell up to 30,000,000 shares of our CHAD Stock through R.F. Lafferty, acting as our sales agent or as principal. As of September 30, 2026, we did not sell any shares of our CHAD Stock under the CHAD Stock ATM.
The CHAD Stock has a stated amount of $10.00 per share and a liquidation preference of $10.00 per share. The CHAD Stock ranks senior to the Company's common stock with respect to dividends and distributions upon liquidation, dissolution or winding up, equally with the Company's Series A Preferred Stock with respect to dividends and distributions upon liquidation, dissolution or winding up and junior to our existing and future indebtedness, and structurally junior to the liabilities, including trade payables, and (to the extent we are not a holder thereof) capital stock of the Company’s subsidiaries.
Dividends
The CHAD Stock accumulates cumulative dividends at a variable annual rate on the stated amount of $10.00 per share, which is calculated using a 360-day year. The initial annual dividend rate was 13.00%. Thereafter, prior to the commencement of each calendar month, our Board of Directors, or a duly authorized committee thereof, will determine the regular annual dividend rate applicable to the CHAD Stock at least monthly and may determine or adjust the regular dividend rate more frequently, in its sole absolute discretion, based on market conditions, the trading price of the CHAD Stock, prevailing interest rates, comparable market yields, the Company’s liquidity and capital needs and such other factors as the Board of Directors or such committee determines to be relevant. The right of our Board of Directors to adjust the regular dividend rate is subject to limitations set forth in the Certificate of Designation. On October 15, 2026, the dividend committee of our Board of Directors, increased the dividend rate from 13.00% to 14.00% on an annualized basis, effective November 2, 2026.
Contemporaneously, with the closing of the initial offering of the CHAD Stock, we established a dividend reserve in an amount equal to the first 12 months of dividend payments. As of September 30, 2026, the dividend reserve had a balance of $2.1 million and is recorded within Cash and cash equivalents, as stated on our Condensed Consolidated Balance Sheets. Dividends are payable in cash on each business day, when, as and if declared by the Board of Directors. The initial dividend payment, covering the period from issuance through September 30, 2026, was paid on October 1, 2026.
If accumulated dividends are not paid in accordance with the terms of the Certificate of Designation, additional compounded dividends may accrue, subject to the applicable contractual limitations. Under certain circumstances involving extended failures to pay dividends, holders of our CHAD Stock may obtain the right to elect a director, subject to the conditions in the Certificate of Designation.
Redemption Features
The CHAD Stock is classified as mezzanine equity because certain events that could trigger redemption are not solely within our control. As of September 30, 2026, we evaluated the redemption provisions of our CHAD Stock under ASC 480 and determined that our CHAD Stock was not currently redeemable and redemption was not probable, as there has been no occurrence of a qualifying fundamental change that would trigger the holders' redemption rights. Accordingly, no adjustment to its carrying amount was required.
Optional Redemption
We will have the right, at our election, to redeem all, or any whole number of shares, of the issued and outstanding CHAD Stock, at any time, at a cash redemption price of $11.00 per share of CHAD Stock or such higher amount as we may determine, plus accumulated and unpaid regular dividends, if any, through the redemption date.
Clean-Up and Tax Redemption
We will also have the right, at our election, to redeem all outstanding CHAD Stock under certain circumstances, including specified tax events or when the number of outstanding shares falls below the threshold established in the Certificate of Designation. The redemption price for these provisions is based on the applicable liquidation preference plus accumulated and unpaid dividends.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
Fundamental Change Redemption
Upon the occurrence of a fundamental change, as defined in the Certificate of Designation, holders of our CHAD Stock have the right to require us to repurchase some or all of its shares of CHAD Stock for cash at a price equal to $10.00 per share, plus accumulated and unpaid dividends, on a date of our choosing, which must be a business day that is no more than 35 business days, nor less than 20 business days after the date we provide the related fundamental change notice.
CHANGES IN REDEEMABLE PREFERRED STOCK
The following table summarizes changes in the carrying amount of the CHAD Stock, we did not have any redeemable preferred stock in 2025:

September 30, 2026
Balance, December 31, 2025	$—
Gross proceeds from initial issuance	11,000
Gross proceeds from the exercise of underwriter's option to purchase additional shares	1,650
Underwriting discounts and commissions	(579)
Deferred offering costs	(624)
Net proceeds from offering	11,447
Allocation of fair value to bifurcated fundamental change put option	(131)
Balance, September 30, 2026	$11,316
NOTE 11—STOCKHOLDERS’ EQUITY

SHARE REPURCHASES
During the nine months ended September 30, 2026, we repurchased 1,601,747 shares of our common stock for approximately $10.5 million.
COMMON STOCK WARRANTS
Convertible Note Warrants
Contemporaneously with the April Notes, we issued two series of warrants for each $1,000 in principal amount of convertible notes that provided each investor the right to purchase approximately 58.34 shares (2.4 million shares in total) of our common stock at an exercise price of $17.14 per share in one series and approximately 46.66 shares of our common stock (2.0 million shares in total) at an exercise price of $21.43 per share in the second series. The warrants were exercisable immediately upon issuance and have a term of five years from the date of issuance. During the first quarter of 2026, we issued 43.8 thousand and 35.1 thousand shares in total, or $124.5 thousand, for the first and second series, respectively, as a result of the warrant dividend declared in October 2025. We determined that the warrant dividend is an equity-linked instrument and was recorded at fair value as a reduction to Accumulated deficit with a corresponding increase to Additional paid-in capital, as stated on our Condensed Consolidated Balance Sheets. See Note 15—Fair Value Measurements for further discussion.
As of September 30, 2026, all warrants issued in connection with these convertible notes remained unexercised and outstanding. See Note 8—Debt for further discussion.
Pre-Funded Warrants
On August 24, 2025, we entered into subscription agreements (the "Subscription Agreements") with certain institutional and accredited investors (“Warrant Investors”) pursuant to which the Company, subject to the restrictions and satisfaction of the conditions in the Subscription Agreements, agreed to sell in a private placement to the Warrant Investors an aggregate of 4,187,953 shares of our common stock and pre-funded warrants to acquire up to 5,812,089 shares of common stock at an exercise price of $0.0001 per share. The purchase price for one share of common stock was $12.50 and the purchase price for one pre-funded warrant was $12.4999 per share. As of September 30, 2026, 4.9 million warrants were exercised and 0.9 million were outstanding.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
On May 1, 2025, we entered into a securities purchase agreement with a syndicate of investors ("the PIPE Investors"), where we agreed to, among other things, enter into a related registration rights agreement in connection with the issuance and sale, in a private placement, of the following securities to the PIPE Investors for gross proceeds of approximately $24.0 million: 2,210,866 shares of our common stock and pre-funded warrants to purchase up to 1,453,753 of our common stock at an exercise price of approximately $0.0014 per share. The purchase price for one share of common stock or pre-funded warrant was approximately $6.57. The pre-funded warrants became exercisable 21 days after we filed the Definitive Information Statement on Schedule 14C on June 2, 2025 regarding stockholder approval of the issuance of shares subject to pre-funded warrants in accordance with Nasdaq listing requirements. The exercise price and number of pre-funded warrant shares issuable upon exercise of the pre-funded warrant are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock and the exercise price. The pre-funded warrants may be exercised, in whole or in part, at any time by means of a “cashless exercise". As of September 30, 2026, 1.5 million warrants were exercised and none were outstanding.
EQUITY LINE OF CREDIT
On June 11, 2025, we entered into a share purchase agreement for an equity line of credit (the "ELOC") with RK Capital Management LLC ("RK"), under which RK agreed to purchase, from time to time, up to an aggregate of $1.0 billion ("Initial Commitment") of our common stock over the term of the agreement. Subject to certain conditions the Initial Commitment may be increased to $5.0 billion. The Company filed with the SEC a registration statement to register for resale under the Securities Act on June 16, 2025, so the registered shares may be issued to RK. In connection with the ELOC, we agreed to pay a commitment fee of $12.5 million, over a twelve month period, in the form of common stock. Through the third quarter 2026, we recorded $6.3 million in commitment fees, or 1,585.2 thousand shares, of which $5.4 million is included within Investment and other income (expense), net and $0.9 million in stockholders' equity. As of June 30, 2026, the commitment fee was fully satisfied.
Through the third quarter 2026, we issued 0.5 million shares of common stock for approximately $1.9 million in net proceeds. We used the net proceeds for working capital purposes.
AT-THE-MARKET OFFERING
On May 1, 2026, we entered into a sales agreement with R.F. Lafferty & Co., Inc., (“R.F. Lafferty”) under which we may offer and sell from time to time shares of our common stock, par value $0.00001 per share, through an ATM offering ("Common Stock ATM"). In accordance with the sales agreement, we may offer and sell shares of our common stock having an aggregate initial offering price of up to $200.0 million from time to time through R.F. Lafferty, acting as our sales agent or as principal.
Through the third quarter 2026, we sold an aggregate of 7,845,968 shares of our common stock under the Common Stock ATM and received $41.1 million of proceeds net of sales commissions and expenses.
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

(in thousands)
Balance December 31, 2025	$(27)
Cumulative translation adjustments	27
Balance September 30, 2026	$—

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 12—SHARE-BASED COMPENSATION

Share-based compensation expense includes restricted stock units, or RSUs, and stock options.
SHARE-BASED COMPENSATION EXPENSE
The table below shows the total pre-tax share-based compensation expenses recorded for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$872	$331	$3,316	$1,264
Sales and marketing	—	—	—	34
Research and development	—	—	—	39
Total	$872	$331	$3,316	$1,337
STOCK OPTIONS
The table below shows activity related to stock options:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2025	2,397,872	$4.61
Granted	2,074,181	4.91
Exercised	(39,650)	0.76
Forfeited	(634,081)	4.02
Outstanding as of September 30, 2026	3,798,322	$4.04
Exercisable September 30, 2026	1,376,202	$5.74
As of September 30, 2026, there was unrecognized pretax compensation of $6.6 million related to stock options which will be recognized over a weighted average period of approximately 3.2 years.
RESTRICTED STOCK UNITS
The table below shows the activity for our restricted stock:

	Units	Weighted Average Fair Value
Nonvested as of December 31, 2025	276,875	$10.16
Granted	446,045	3.87
Vested	(214,405)	6.62
Outstanding as of September 30, 2026	508,515	$6.13
As of September 30, 2026, there was unrecognized pretax compensation of $3.0 million related to restricted stock units which will be recognized over a weighted average period of approximately 3.0 years.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
NOTE 13—INVESTMENTS

The following table provides the components of Investment and other income (expense), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Realized and unrealized gain (loss) on equity securities, net	$54	$177	$(625)	$432
Equity in net (loss) income of investees, net	—	(302)	(987)	(302)
Realized and unrealized gain (loss) on debt securities, net	—	—	40	—
Other income (expense), net	393	294	(4,236)	364
Investment and other income (loss), net	$447	$169	$(5,808)	$494
In the table above, Other income (expense), net, for the nine months ended September 30, 2026 includes $5.4 million of expense related to the ELOC commitment fee, see Note 11—Stockholders’ Equity for further discussion.
The table below shows the components of our investments:

(in thousands)	September 30, 2026	December 31, 2025
Marketable securities	$631	$698
Non-marketable securities	630	—
Equity method securities	607	2,136
Debt securities	—	841
Total	$1,868	$3,675
MARKETABLE EQUITY SECURITIES
On April 21, 2026, the Company entered into a Share Subscription Agreement to purchase 700,000 shares of common stock in Allied Architects, Inc. (“Allied”), a publicly traded Tokyo-based corporation listed on the Tokyo Stock Exchange (TSE Ticker: 6081), for a total purchase price of $1.2 million (using exchange rates as of the investment date).
In December 2025, we received shares of common stock in ZeroStack Corp. (“ZeroStack”), formerly Flora Growth Corp., as part of a Note Settlement Agreement. We initially recorded the common shares at fair value as of the settlement date and have subsequently remeasured to fair value as of the balance sheet date. During the third quarter 2026, we sold the remaining common stock for approximately $146.2 thousand.
For the three and nine months ended September 30, 2026, we recognized a net gain of $53.6 thousand and a net loss of $625.3 thousand related to our marketable securities, respectively. For the three and nine months ended September 30, 2025, we recognized a net gain of $176.7 thousand and $431.9 thousand related to our marketable securities, respectively.
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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
the power to direct the activities that most significantly impact the economic performance of Peak and we are not the primary beneficiary.
As of September 30, 2026, no upward adjustments, downward adjustments, impairment charges, or realized gains or losses have been recognized, our carrying value was $630.0 thousand, which is included within Investments on our Condensed Consolidated Balance Sheets.
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
For the three and nine months ended September 30, 2026, we recognized a loss of approximately zero and $986.3 thousand, respectively, resulting from our share of earnings in our investees, which was recorded in Investment and other income (expense), net as stated on our Condensed Consolidated Statements of Operations.
DEBT SECURITIES
On September 19, 2025, we entered into a securities purchase agreement with ZeroStack in which we agreed to, among other things, purchase convertible notes for 93.3 thousand SOL, or $23.1 million (using the exchange rate as of the agreement date) due September 2030, contingent upon certain closing conditions as described in the agreement. The convertible notes have an interest rate of 8.0% per year, accrued daily and payable in SOL on a quarterly basis, in arrears, on March 31, June 30, September 30 and December 31 each year. On October 24, 2025, the closing conditions were met.
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
NOTE 14—INCOME TAXES

EFFECTIVE TAX RATE
Our effective tax rate for both the three and nine months ended September 30, 2026, was 0.0%, compared to an effective tax rate of 24.3% and 21.3% for the three and nine months ended September 30, 2025, respectively. Our effective tax rate differs from the U.S. federal statutory rate of 21% as a result of our U.S. losses for which no benefit will be realized.
The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Consistent with this approach, the Company is using the estimated annual effective tax rate (the "AETR") method to calculate taxes for the period ending September 30, 2026, and is discretely recognizing specific events referred to as "discrete items" as they occur.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.
NOTE 15—FAIR VALUE MEASUREMENTS

ASSETS AND LIABILITIES MEASURED AT FAIR VALUE ON A RECURRING BASIS
The Company’s significant financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	September 30, 2026
		Fair Value
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
Digital assets, at fair value	$117,727	$23,129	$94,598	$—	$117,727
Digital assets pledged as collateral	225,933	45,446	180,487	—	225,933
Stablecoins(a)	9,597	9,597	—	—	9,597
Marketable securities(b)	631	631	—	—	631
Total assets	$353,888	$78,803	$275,085	$—	$353,888

Liabilities:
Digital asset financing arrangements	$225,933	$225,933	$—	$—	$225,933
Total liabilities	$225,933	$225,933	$—	$—	$225,933
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
Impairments
For the three and nine months ended September 30, 2026, we recognized impairment charges of $0.7 million and $21.4 million, respectively, on our digital assets, at carrying value due to the weakening of our liquid staking tokens against the U.S. dollar.
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
OTHER FINANCIAL INSTRUMENTS
The carrying value of our cash and cash equivalents, receivables and accounts payable approximates fair value as of September 30, 2026 and December 31, 2025, respectively, due to the short-term nature of these instruments.
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

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
Promissory Note Agreement
On May 4, 2026, we entered into a promissory note agreement to provide a $3.0 million USDC unsecured callable loan to Preference Capital (BVI) Ltd. The promissory note bears an annual interest rate of 15%, which is calculated on a 360-day year. Interest is to be paid to us in USDC and capitalized on a quarterly basis due on the last day of the calendar quarter. The borrowed amount is due to us the earlier of the one-year anniversary of the promissory note, default event as described under the agreement or two business days after we demand repayment. The loan was repaid in full during the second quarter 2026. We recognized interest income of $33.8 thousand, included within Investment and other income (expense), net, during the nine months ended September 30, 2026.
NOTE 17—OFF BALANCE SHEET TRANSACTIONS

As of September 30, 2026, external holders delegated 1.8 million SOL tokens or $216.6 million (using exchange rates as of the balance sheet date) to our validators. These amounts are not presented on our Condensed Consolidated Balance Sheets as we do not control the staked SOL.
NOTE 18—RELATED PARTY TRANSACTIONS

WIND DOWN
On April 1, 2026, the Company agreed to a severance agreement with Blake Janover, current Director and former Chief Commercial Officer, and agreed to sell certain of our Real Estate Platform segment domains to Mr. Janover for $10.0 thousand. See Note 6—Wind Down Activities for further discussion.
INVESTMENT
On February 12, 2026, we entered into a SAFE agreement with Peak, an entity for which Joseph Onorati, our Chief Executive Officer and President of the Board of Directors, also serves as Chief Executive Officer, and which is therefore considered a related party. Under the term of the agreement, we purchased the right to obtain certain equity securities of Peak upon the occurrence of certain future events, as described in the agreement, for $630.0 thousand. See Note 13—Investments, for further discussion.
NOTE 19—SUBSEQUENT EVENTS

AT-THE-MARKET OFFERINGS
We sold an aggregate of 766,022 shares of our common stock under the Common Stock ATM and received $3.2 million of proceeds net of sales commissions and expenses.
We also sold an aggregate of 20,012 shares of our CHAD Stock under the CHAD Stock ATM and received $0.2 million of proceeds net of sales commissions and expenses.

DEFI DEVELOPMENT CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
PRE-FUNDED WARRANTS
We issued 860.2 thousand shares of common stock related to pre-funded warrants exercises.

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
RECENT SIGNIFICANT DEVELOPMENTS
The following are the more significant developments in our business during the nine months ended September 30, 2026:
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

•On September 8, 2026, we received net proceeds of $11.4 million in connection with the initial issuance and sale of our variable rate series C perpetual preferred stock ("CHAD Stock"), which includes the exercise of the underwriter's option. We used the proceeds to purchase SOL and for working capital purposes.
•On September 11, 2026, we entered into a sales agreement with R.F. Lafferty & Co., Inc., under which we may offer and sell from time to time shares of our CHAD Stock through an at-the-market offering ("CHAD Stock ATM").
•We repurchased a total of 1,601,747 shares of our common stock for $10.5 million under our share repurchase program.
•We received net proceeds of $43.0 million through the issuance of our common stock under our equity line of credit and common stock at-the-market offering ("Common Stock ATM"). We used the proceeds for working capital purposes.
•We received proceeds from digital asset financing arrangements of $232.7 million and repaid $101.8 million. We used the proceeds from these borrowing for working capital purposes and SOL decentralized finance (“DeFi”) activities.
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
Recent and ongoing developments have focused on improving transaction speed and scalability. As of the date of this Quarterly Report on Form 10-Q, the following Solana protocol developments have occurred or are currently being developed to occur:
•Alpenglow Consensus Protocol: In October 2026, Solana implemented a new consensus architecture, which replaced certain legacy consensus components, including the existing Proof-of-History mechanism. Alpenglow introduces a new validator voting mechanism designed to significantly reduce transaction finality times, with a target of approximately 150 milliseconds compared to approximately 12.8 seconds under the prior consensus mechanism. The upgrade is intended to improve network performance, transaction settlement efficiency and overall network reliability, which could positively impact network usage and staking and validator-related activities. Additional phases of Alpenglow remain under development. Although the initial phase has been implemented, its long-term impact on network performance, validator operations and the Company's Digital Asset Treasury segment remains uncertain.
•Firedancer: An independently developed validator client, referred to as "Firedancer", was introduced on the Solana Network in December 2025, with further development, software releases and adoption continuing through 2026. Firedancer is an independently developed version of the Solana validator software and is intended to improve performance, resiliency, and client diversity. During the implementation of Alpenglow, certain Firedancer based implementations were not supported in the initial consensus migration, requiring affected validators to utilize compatible validator software. Development efforts to support the updated consensus architecture are ongoing. Firedancer may reduce the risk of a network-wide interruption. However, the implementation of the software may cause risks for new bugs, new hardware or operational requirements for validators and potential instability during rollout.
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

In addition, Agave 4.2, a release of the primary Solana validator client introduced in August 2026, included network performance enhancements relating to transaction processing, transaction size limitations and slot times. In October 2026, the Solana Network completed the phased activation of protocol enhancements reducing targeted slot times from approximately 400 milliseconds to 200 milliseconds, increasing the frequency at which blocks may be produced. Additional enhancements relating to network efficiency and validator performance remain under development.
These and other network upgrades may improve network efficiency, transaction throughput and performance and reduce congestion during periods of high demand. However, the timing, successful implementation and impact of these upgrades on network activity and our Digital Asset Treasury segment remain uncertain.
•Validator Economics and Fee Distribution: The Solana Network continues to develop and implement protocol changes affecting transaction fees, block rewards and other economic incentives available to validators and network participants. In connection with the October 2026 implementation of Alpenglow, the network transitioned from on-chain validator voting transactions to a new consensus voting mechanism and implemented a validator admission fee of 0.8 SOL per epoch, replacing certain voting transaction costs under the prior consensus mechanism. Additional changes to validator incentives and fee structures may be proposed or implemented in the future. The impact of these changes on staking and validator-related revenue in our Digital Asset Treasury segment remains uncertain.
The impact of these and other protocol changes to the Solana Network is inherently uncertain and remain subject to ongoing development, testing, validator acceptance and adoption and timing. Accordingly, we cannot predict whether, or to what extent, such changes will affect our Digital Asset Treasury segment.
SELECTED CONSOLIDATED OPERATING RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$2,432	$4,625	$(2,193)	(47.4)%	$8,410	$6,898	$1,512	21.9%
Net gain (loss) on digital assets	$37,946	$74,368	$(36,422)	(49.0)%	$(34,603)	$95,561	$(130,164)	(136.2)%
Operating expenses(a)	$4,275	$6,907	$(2,632)	(38.1)%	$15,764	$14,067	$1,697	12.1%
Operating income (loss)	$36,103	$72,086	$(35,983)	(49.9)%	$(41,957)	$88,392	$(130,349)	(147.5)%
Interest expense	$3,359	$2,933	$426	14.5%	$9,756	$3,709	$6,047	163.0%
Gain (loss) from derivative instruments	$33,400	$4,639	$28,761	620.0%	$10,587	$4,639	$5,948	128.2%
Gain on retirement of debt	$—	$—	$—	—%	$2,849	$—	$2,849	NM
Investment and other income (expense), net	$447	$169	$278	163.0%	$(5,808)	$494	$(6,302)	NM
Income tax expense	$—	$17,935	$(17,935)	NM	$1	$19,136	$(19,135)	NM
Net income (loss)	$66,591	$56,026	$10,565	18.9%	$(44,086)	$70,680	$(114,766)	(162.4)%
(a) Excludes net gain (loss) on digital assets.
Percentage changes deemed not meaningful are indicated by "NM".
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Consolidated Revenue
Consolidated revenue decreased $2.2 million, or 47.4%, for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the decline in the value of SOL relative to the U.S. Dollar and the absence of revenue from Janover Pro ("JPro"), which was disposed of in the third quarter of 2025. These decreases were partially offset by an increase in staking reward revenue generated from a larger SOL staked position in the current year period as compared to the prior year period.
Consolidated revenue increased $1.5 million, or 21.9%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to revenue generated from DeFi protocols and an increase in staking rewards revenue.

These increases were partially offset by a decline in the value of SOL relative to the U.S. Dollar and the absence of revenue from JPro, which was disposed of in the third quarter of 2025.
Consolidated Net Gain (Loss) on Digital Assets
Consolidated net gain (loss) on digital assets for the three months ended September 30, 2026, reflects $53.4 million of gains resulting from the appreciation of SOL relative to the U.S. Dollar, partially offset by $14.8 million of realized losses from the conversion of a portion of our SOL holdings into liquid staking tokens and the sale of digital assets, as well as $0.7 million of impairments driven by our liquid staking tokens.
Consolidated net gain (loss) on digital assets for the nine months ended September 30, 2026, reflects $45.9 million of realized losses resulting from the conversion of a portion of our SOL holdings into liquid staking tokens and the sale of digital assets, as well as $21.4 million of impairments driven by our liquid staking tokens, partially offset by $32.6 million of gains resulting from the appreciation of SOL relative to the U.S. Dollar.
Consolidated Operating Expenses
Consolidated operating expenses decreased $2.6 million, or 38.1%, for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to the absence of a $2.0 million loss from the disposition of JPro in the prior year period.
Consolidated operating expenses increased $1.7 million, or 12.1%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to general and administrative expenses related to professional fees and employee-related costs, which was partially offset by the absence of a $2.0 million loss on the disposition of JPro in the prior year period.
Consolidated Interest Expense
Consolidated interest expense was consistent for the three months ended September 30, 2026 compared to the same period in 2025.
Consolidated interest expense increased $6.0 million, or 163.0%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily driven by interest expense on our July Notes and an increase in the average outstanding borrowings under our digital asset financing arrangements.
Consolidated Gain (Loss) From Derivative Instruments
Consolidated gain (loss) from derivative instruments generated for the three months ended September 30, 2026, reflects gains of $88.3 million driven by increases in the fair value of collateral related to our digital asset financing arrangements, partially offset by $54.9 million of losses related to increases in the fair value of our digital asset financing arrangements.
Consolidated gain (loss) from derivative instruments generated for the nine months ended September 30, 2026, reflects $35.1 million of gains driven by increases in the fair value of collateral related to our digital asset financing arrangements, partially offset by losses of $24.5 million related to increases in the fair value of our digital asset financing arrangements.
Consolidated Investment and Other Income (Expense), Net
Consolidated investment and other income (expense), net was consistent for the three months ended September 30, 2026, compared to the same period in 2025.
The decrease in consolidated investment and other income (expense), net for the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to the ELOC commitment fee of $5.4 million.
Consolidated Gain on the Retirement of Debt
Consolidated gain on the retirement of debt was consistent for the three months ended September 30, 2026, compared to the same period in 2025.
Consolidated gain on the retirement of debt for the nine months ended September 30, 2026, was $2.8 million, resulting from the repurchase of certain July 2030 Notes (as defined in Note 8—Debt) for $5.0 million, which had a net carrying value of $7.9 million. See Note 8—Debt of the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1, of this Quarterly Report on Form 10-Q, for further discussion.

Consolidated Income Tax Expense
Consolidated income tax expense for the three and nine months ended September 30, 2026 decreased $17.9 million and $19.1 million, respectively, compared to the corresponding periods in 2025, primarily due to the recognition of a valuation allowance against deferred tax assets arising from our U.S. losses, for which no income tax benefit will be realized.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$2,379	$3,794	$(1,415)	(37.3%)	$8,037	$5,000	$3,037	60.8%
Operating expenses:
Cost of revenues	22	81	(59)	(72.8%)	132	101	31	30.6%
General and administrative	3,655	3,313	342	10.3%	12,696	7,709	4,987	64.7%
Sales and marketing	87	222	(135)	(60.7%)	344	303	41	13.4%
Research and development	139	145	(6)	(4.0%)	346	302	44	14.6%
Depreciation and amortization	304	303	1	—%	911	506	405	80.0%
Net (gain) loss on digital assets	(37,946)	(74,368)	36,422	49.0%	34,603	(95,561)	(130,164)	(136.2%)
Total operating expenses	(33,739)	(70,304)	36,565	52.0%	49,032	(86,640)	135,672	156.6%
Segment operating income (loss)	$36,118	$74,098	$(37,980)	(51.3%)	$(40,995)	$91,640	$(132,635)	(144.7%)

Revenue
Revenue decreased $1.4 million, or 37.3%, for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to an impact of approximately $2.8 million from the decline of SOL's value relative to the U.S. Dollar, partially offset by an increase in staking reward revenue of approximately $1.0 million generated from a larger SOL staked position in the current year period as compared to the prior year period and an increase of $0.4 million in revenue from DeFi protocols.

The increase of $3.0 million, or 60.8%, in revenue for the nine months ended September 30, 2026, as compared to the same period in 2025, was driven by our digital asset strategy shift in the second quarter of 2025, resulting in the inclusion of nine months of results in 2026 and an increase in revenue of $1.9 million from DeFi protocols, partially offset by the decline of SOL's value relative to the U.S. Dollar of approximately $7.0 million.
Operating Expenses
General and Administrative
General and administrative expenses were consistent for the three months ended September 30, 2026, compared to the same period in 2025.
General and administrative expenses increased $5.0 million, or 64.7%, for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to an increase of $2.1 million in professional fees and a $3.1 million increase in employee-related costs.
Net (Gain) Loss on Digital Assets
Net (gain) loss on digital assets generated for the three months ended September 30, 2026, reflects $53.4 million of gains resulting from the appreciation of SOL relative to the U.S. Dollar, partially offset by $14.8 million of realized losses resulting from the conversion of a portion of our SOL holdings into liquid staking tokens and the sale of digital assets, as well as $0.7 million of impairments driven by our liquid staking tokens.
Net (gain) loss on digital assets generated for the nine months ended September 30, 2026, reflects $45.9 million of realized losses resulting from the conversion of a portion of our SOL holdings into liquid staking tokens and the sale of digital assets, as well as $21.4 million of impairments driven by our liquid staking tokens, partially offset by $32.6 million of gains resulting from the appreciation of SOL relative to the U.S. Dollar.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$53	$831	$(778)	(93.6%)	$373	$1,898	$(1,525)	(80.4%)
Operating expenses:
Cost of revenues	7	7	—	(2.1%)	21	21	—	—%
General and administrative	4	259	(255)	(98.5%)	1,028	1,084	(56)	(5.1%)
Sales and marketing	7	446	(439)	(98.4%)	123	1,511	(1,388)	(91.8%)
Research and development	1	124	(123)	(99.1%)	18	449	(431)	(95.8)%
Depreciation and amortization	49	49	—	0.3%	145	187	(42)	(22.6%)
Loss on disposition of Janover Pro	—	1,958	(1,958)	NM	—	1,958	(1,958)	NM
(Gain) loss from changes in fair value of contingent consideration	—	—	—	—	—	(64)	64	NM
Total operating expenses	68	2,843	(2,775)	(97.6%)	1,335	5,146	(3,811)	(74.0%)
Segment operating income (loss)	$(15)	$(2,012)	$1,997	99.3%	$(962)	$(3,248)	$2,286	70.3%
Percentage changes deemed not meaningful are indicated by "NM".
Revenue
Real estate revenue decreased $0.8 million and $1.5 million, or 93.6% and 80.4%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to the disposition of JPro, representing the majority of our subscription revenue in fiscal 2025, and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses, which was completed at the end of the second quarter 2026.
Operating Expenses
Sales and Marketing
Sales and marketing decreased $0.4 million and $1.4 million, or 98.4% and 91.8%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, primarily due to the disposition of JPro, and the wind down of the legacy Janover Capital Markets and Janover Insurance businesses.
Loss on the Disposition of Janover Pro
Loss on the disposition of JPro decreased for the three and nine months ended September 30, 2026 as compared to the same periods in 2025 due to the absence of the loss associated with the disposition in the current year period.
LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	September 30, 2026	December 31, 2025
Sources of liquidity:
Cash and cash equivalents	$11,241	$5,920
Marketable securities	$631	$698

Obligations:
Loans payable	$—	$107
Digital asset financing arrangements	$225,933	$67,521
Long-term debt, net	$120,998	$127,361
We believe that the sources of liquidity discussed below, and access to capital markets will be sufficient in both the short and long term to meet our working capital requirements and future obligations.

SOURCES OF LIQUIDITY
Principal Sources of Liquidity
As of September 30, 2026, our principal sources of liquidity consist of cash and cash equivalents and marketable securities.
•Cash and cash equivalents: represents our most immediately available source of liquidity and consisted of demand deposits and money market instruments.
•Marketable securities: consist of publicly-held equity securities, which are held at fair value and may be liquidated to generate cash, subject to market conditions.
Capital Markets
Common Stock ATM
On May 1, 2026, we entered into a sales agreement, with R.F. Lafferty & Co., Inc., (“R.F. Lafferty”), under which we may offer and sell from time to time shares of our common stock, par value $0.00001 per share, through an at-the-market offering. In accordance with the sales agreement, we may offer and sell shares of our common stock having an aggregate initial offering price of up to $200.0 million from time to time through R.F. Lafferty, acting as our sales agent or as principal.
During the nine months ended September 30, 2026, we sold an aggregate of 7,845,968 shares of our common stock under the Common Stock ATM and received $41.1 million of proceeds net of sales commissions and expenses. As of September 30, 2026 we had $158.8 million of remaining capacity under the Common Stock ATM.
CHAD Stock
On September 3, 2026, we entered into an underwriting agreement with R.F. Lafferty in connection with the issuance and sale of 1,375,000 shares of our CHAD Stock, par value $0.00001 per share, at a public offering price of $8.00 per share. On September 8, 2026, the initial offering closed, resulting in gross proceeds of $11.0 million and net proceeds of $9.8 million after deducting underwriting discounts, commissions and offering costs.
In connection with the CHAD Stock offering, we also granted R.F. Lafferty a 30-day option to purchase an additional 206,250 shares at the public offering price. The option was exercised in full, resulting in gross proceeds of $1.65 million and net proceeds of $1.6 million after deduction underwriting discounts, commissions and offering costs.
CHAD Stock ATM
On September 11, 2026, we entered into a sales agreement with R.F. Lafferty, under which we may offer and sell from time to time shares of our CHAD Stock through an at-the-market offering. In accordance with the sales agreement, we may offer and sell up to 30.0 million shares of our CHAD Stock through R.F. Lafferty, acting as our sales agent or as principal. The Company intends to issue shares under the CHAD Stock ATM at or above $10.00 per share, CHAD Stock’s par value. During the third quarter 2026, we did not sell any shares of our CHAD Stock under the CHAD Stock ATM and had 30.0 million shares available.
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
During periods when market conditions are favorable, we expect to utilize the ELOC as an important component of our external liquidity strategy to fund working capital requirements, strategic initiatives and digital asset treasury activities. During the nine months ended September 30, 2026, we received $1.9 million of net proceeds under the ELOC.

As of September 30, 2026, approximately $939.9 million remained available under the ELOC, subject to the terms and conditions of the agreement.
Digital Assets
As of September 30, 2026, our digital asset holdings were $204.0 million, and had an aggregate fair value of $223.8 million (using exchange rates as of the balance sheet date), of which $129.2 million is unencumbered, and may be sold to generate liquidity. Management may from time to time, if necessary, and subject to crypto market conditions, monetize the digital assets we receive from staking activities and validator operations to meet liquidity needs.
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(21,000)	$(7,041)
Net cash used in investing activities	$(11,955)	$(236,311)
Net cash provided by financing activities	$38,276	$249,636
Net cash used in operating activities was $21.0 million for the nine months ended September 30, 2026, reflecting payments for interest on our debt, professional services and employee-related costs.
Net cash used in investing activities was $12.0 million for the nine months ended September 30, 2026, primarily consisting of purchases of digital assets and investments, partially offset by proceeds from the sale of digital assets and investments.
Net cash provided by financing activities was $38.3 million for the nine months ended September 30, 2026, reflecting proceeds from initial issuance of our CHAD Stock and issuances of our common stock under the Common Stock ATM and ELOC, partially offset by repurchases of shares of our common stock under our share repurchase program and the repurchase of certain July 2030 convertible notes.
MATERIAL CASH REQUIREMENTS AND OTHER OBLIGATIONS
Short-Term Liquidity Requirements
Our short-term obligations include working capital requirements, short-term debt, digital asset financing arrangements, and interest payments related to our convertible notes and dividend payments on our CHAD Stock.
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
•Digital asset financing arrangements, term loans: We entered into several digital asset financing arrangements where we borrowed SOL, with annual contractual borrowing fees ranging from 10.0% to 13.0% payable on the loan maturity date. These arrangements require us to provide collateral denominated in SOL with initial levels of 200.0% to 300.0% of the total loan value and must maintain a minimum collateral coverage between 175.0% to 200.0%. If the value of the posted collateral falls below this threshold we may be required to post additional SOL. If the collateral coverage declines to 150.0% or lower and is not remediated in a timely manner, the lender has the right to liquidate some or all of the posted collateral. In addition, we also entered into a callable open term loan under the previously mentioned master loan agreement, where we borrowed $4.0 million USD Coin ("USDC"). Repayments of our digital asset financing arrangements is required to be settled in the borrowed digital asset. Our ability to repay the loans and comply with collateral requirements is subject to availability of SOL and USDC in our digital asset treasury and the fluctuations in the price of these assets. During the third quarter 2026, we repaid the outstanding balance on the aforementioned term loans.
•Digital asset financing arrangements, collateralized financing arrangements: We enter into digital asset financing arrangements through DeFi protocols that allow digital assets to be deposited as collateral in order to obtain borrowings of additional digital assets. We may redeposit these borrowed assets into lending protocols and subsequently borrow additional assets against those deposits. This strategy is intended to increase our exposure to staking rewards, lending yields and other protocol incentives. The borrowed digital assets do not have a specified maturity date and are repayable at our option at any time. The interest rate on these borrowings are established by each DeFi protocol and are variable. The interest rate is determined based on the borrow demand for each digital asset on the DeFi protocol. Interest is calculated daily and payable on the date repayment is made. As of September 30, 2026, we had $225.9 million outstanding under our collateralized financing arrangements.
•CHAD Stock dividends: In September 2026, we completed an underwritten public offering for our CHAD Stock, which provides for cumulative cash dividends at a variable annual rate, which was initially set at 13.0%. The payment of dividends on our CHAD Stock represents an ongoing use of our cash resources. The amount of future dividend payments will depend on the number of shares outstanding, the applicable dividend rate and the timing of payments. We expect to fund such payments through our established dividend reserves, which is funded by available cash, cash generated from operations and other available sources of liquidity.
Long-Term Liquidity Requirements
Our long-term obligations include outstanding principal repayments of our long-term debt and interest payments related to that debt.
•Long-term debt: The outstanding principal balance on our convertible notes have maturity dates of April 6, 2030 and July 1, 2030. As of September 30, 2026, the outstanding principal balances on the April Notes and July Notes were $11.5 million and $114.6 million, respectively.
SHARE REPURCHASES AND DIVIDENDS
Common Stock
In November 2023, our Board of Directors authorized a share repurchase program that provided for the repurchase of up to $1.0 million of our common stock, with no expiration from the date of authorization. In September 2025, our Board of Directors authorized an increase to the current share repurchase program up to $100.0 million. Under this authorization, an initial $10.0 million threshold has been established, and management must obtain Board approval before making any additional repurchases. Subsequently, on January 8, 2026, the Board of Directors increased the previously mentioned threshold by $15.0 million to $25.0 million. As of September 30, 2026, we had $78.0 million remaining under the authorization.
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
CHAD Stock
On October 2, 2026, our Board of Directors authorized a share repurchase program that provided for the repurchase, from time to time, up to all of the shares of CHAD Stock that are issued and outstanding at any time. The authorization is not limited to the amount of CHAD Stock currently outstanding and is not exhausted by prior repurchases.
We expect to repurchase shares of our CHAD Stock under the authorization in the open market or in private transactions. The timing, method, and amount of future repurchases will be determined by management based on its evaluation of market conditions and other factors. The repurchase program does not obligate the Company to acquire any particular amount of CHAD Stock, and it may be modified, suspended, or discontinued at any time.
Dividends
In September 2026, we issued shares of our CHAD Stock, which entitle holders to cumulative cash dividends at a variable annual rate, which was initially established at 13.0%. Dividends accrue daily and are payable daily if and when declared by our Board of Directors. The dividend rate is determined by the dividend committee of our Board of Directors at least monthly and may be adjusted based on prevailing cryptocurrency market conditions, the trading price of CHAD Stock, interest rates, yields on comparable securities and our liquidity and capital requirements.

On September 15, 2026, the dividend committee of our Board of Directors, declared a dividend of $1.30 per share on an annualized basis for holders of record on September 30, 2026, covering the period from the initial issuance date through September 30, 2026, which was subsequently paid on October 1, 2026. Additionally, on September 15, 2026, the dividend committee of the Board of Directors declared a dividend of $1.30 per share on an annualized basis for the dividend period covering October 1, 2026 to October 30, 2026.
On October 15, 2026, we announced an increase in the annualized dividend rate from 13.0% to 14.0%, effective November 2, 2026. The revised dividend rate represents annualized dividends of $1.40 per share based on the $10.00 stated amount per share of CHAD Stock, which is subject to declaration by the dividend committee of our Board of Directors.
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
ITEM 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure procedures and controls (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2026.
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
Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were not effective as of September 30, 2026 due to material weaknesses in our internal control over financial reporting as described below.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the items mentioned above, there were no other changes in the Company’s internal control procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended September 30, 2026, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Part I, Item 1, Note 16—Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements for a discussion of significant developments in our legal proceedings since December 31, 2025. Also refer to Item 3, "Legal Proceedings" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a prior discussion of our legal proceedings.
ITEM 1A. RISK FACTORS
Any investment in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, operating results, reputation, future prospects, or the trading price of the Company’s stock. These are not the only risks facing the Company. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.
RISKS RELATED TO CHAD STOCK
Although the CHAD Stock is senior to our common stock, it is junior to our existing and future indebtedness, structurally junior to the liabilities of our subsidiaries and subject to the rights and preferences of any other class or series of preferred stock then outstanding.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of the CHAD Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. If we issue any liquidation senior stock in the future, then we would be required to pay the amounts due on such liquidation senior stock in full before making any payments on the CHAD Stock. If any assets remain after any liquidation senior stock is paid in full, those assets will be distributed pro rata among holders of the CHAD Stock and any other liquidation parity stock then outstanding. There may be insufficient remaining assets available to pay the liquidation preference and any accumulated and unpaid dividends on the CHAD Stock. As of September 30, 2026, we had approximately $352.0 million in aggregate principal amount of consolidated indebtedness outstanding. Our indebtedness ranks senior to the CHAD Stock. As of September 30, 2026, there were 1,581,250 shares of CHAD Stock outstanding.
In addition, our subsidiaries have no obligation to pay any amounts on the CHAD Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the CHAD Stock.
Our right to unilaterally reduce the regular dividend rate could cause the CHAD Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the CHAD Stock to decrease, and could otherwise significantly harm investors.
The CHAD Stock accumulates cumulative regular dividends on the stated amount thereof at a variable rate per annum equal to the regular dividend rate per annum. The initial regular dividend rate per annum was 13.00%. However, subject to the terms of the certificate of designation governing the CHAD Stock (the “certificate of designation”), we have the right, in our sole and absolute discretion, to adjust the regular dividend rate per annum that applies to each dividend period that begins after the first regular dividend period. Our right to adjust the regular dividend rate per annum is subject to certain restrictions. For example, we are not permitted to reduce the regular dividend rate per annum by more than 50 basis points. In addition, subject to the more detailed provisions of the certificate of designation, we are not entitled to reduce the regular dividend rate per annum unless, at the time we provide the related notice of the adjustment, all accumulated regular dividends, if any, on the CHAD Stock then outstanding for all prior completed regular dividend periods, if any, have been paid in full (or have been declared in full and consideration in kind and amount that is sufficient, in accordance with the certificate of designation, to pay such accumulated regular dividends, is set aside for the benefit of the preferred stockholders entitled thereto).
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the daily dividend rate per annum in such a manner as we believe will maintain the CHAD Stock’s trading price within its stated long-term range of $9.95 and $11.00 per share. We may, at any time in our sole and absolute discretion, and without the consent of any preferred stockholder, choose to reduce the regular dividend rate per annum to the maximum extent permitted by the terms of the CHAD Stock, without regard to the impact that reduction may have on the trading price or value of the CHAD Stock.
If we reduce the regular dividend rate per annum, then the trading price or value of the CHAD Stock could decrease significantly. If an investor holds CHAD Stock at the time of such a decrease, the value of the investment could materially depreciate, and the investor may not be able to resell the CHAD Stock at favorable prices, if at all. Moreover, the mere existence of our right to unilaterally reduce the regular dividend rate per annum could, in itself and without any actual reduction in the regular dividend rate per annum, cause the CHAD Stock to trade at prices below those that may otherwise be expected.
Notwithstanding the limitations on our ability to reduce the regular dividend rate per annum, the trading price of the CHAD Stock could decline significantly if, for example, we reduce the dividend rate in successive regular dividend periods, or there is a market expectation that we do so. Further, consecutive reductions of the regular dividend rate on the CHAD Stock may cause the regular dividend rate on the CHAD Stock to be viewed as reasonably expected to decline, which could result in adverse consequences to holders of CHAD Stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of CHAD Stock” below.
Despite our current intention, which is to adjust the regular dividend rate per annum in such a manner as we believe will maintain the CHAD Stock’s trading price within its stated long-term range of $9.95 and $11.00 per share, since we are permitted to exercise our right to adjust the regular dividend rate per annum for any reason, the trading price of the CHAD Stock could be significantly volatile. For example, we could choose to adjust the regular dividend rate per annum for reasons not directly related to the market value of our Solana holdings, the credit spreads on our other debt and preferred stock instruments, or the interest rate environment. Accordingly, the trading profile of our CHAD Stock could be significantly different than that of our other securities. Increased volatility could harm investors by, for example, causing wide fluctuations in the implied yield of the CHAD Stock and otherwise increasing the uncertainty regarding the price at which investors may resell their CHAD Stock, if at all.
Certain provisions of the certificate of designation are intended to protect investors in the event we fail to declare and pay regular dividends on the CHAD Stock. These provisions include restrictions on our ability to make payments on, or engage in certain other transactions relating to, other classes of our capital stock that rank junior to, or on parity with, the CHAD Stock. Our ability to reduce the regular dividend rate per annum could cause these provisions to be inadequate to protect investors. For example, we could reduce the regular dividend rate per annum to a sufficiently low rate that permits us to pay all accumulated regular dividends and avoid invoking the protective measures of these provisions.
Holders of CHAD Stock should be prepared to bear the risk that we will exercise our right to reduce the regular dividend rate on the CHAD Stock to the maximum extent we are permitted to do so.
We may not have sufficient funds to pay dividends in cash on the CHAD Stock, or we may choose not to pay dividends on the CHAD Stock. In addition, regulatory and contractual restrictions may prevent us from declaring or paying dividends.
In connection with the initial issuance of the CHAD Stock, we established a dividend reserve in an amount equal to the first 12 months of dividend payments (assuming dividend payments are made at a rate of 13.00% per annum) (the “Dividend Reserve”) by depositing $1.30 per share of CHAD Stock into a separate account (the “Dividend Payment Account”) funded by us with existing cash and cash equivalents, financial instruments and/or digital assets. Subject to compliance with Nevada law and any other applicable requirements, we may make dividend distributions from the Dividend Payment Account or from any other account maintained by us to the holders of the then-outstanding CHAD Stock on a daily basis. Following the 12-month period after the initial issuance of the CHAD Stock, we expect to fund any dividends paid in cash on the CHAD Stock primarily through additional capital raising activities, including, but not limited to, ELOC agreements and at-the-market offerings of our common stock and the CHAD Stock.
Our ability to declare and pay cash dividends on the CHAD Stock will depend on many factors, including the following:
• our financial condition, including the amount of cash we have on hand;
• the amount of cash, if any, generated by our operations and financing activities (including our ability to raise additional capital from the equity capital markets on favorable terms or at all);
• our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations, which may be impacted by our ability to sell equity which is reliant on maintaining effective registration statements, certain market conditions, such as sufficient liquid trading volume for our stock, the market price of our securities, the value of our Solana holdings, investor sentiment and the general public perception of Solana, our strategy and our value proposition;

• the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
• the ability of our subsidiaries to distribute funds to us;
• regulatory and statutory restrictions on our ability to pay dividends, including under the NRS;
• our ability to sell equity securities under existing or new ELOC agreements or at-the-market offering programs; and
• contractual restrictions on our ability to pay dividends.
In addition, our Board of Directors or any duly authorized committee thereof may choose not to pay accumulated dividends on the CHAD Stock for any reason. Accordingly, we may pay less than the full amount of accumulated dividends on the CHAD Stock. In addition, if we fail to declare and pay accumulated dividends on the CHAD Stock in full, then the value of the CHAD Stock will likely decline.
Provisions contained in the instruments governing our indebtedness may restrict or prohibit us from paying cash dividends on the CHAD Stock. If the terms of our indebtedness restrict or prohibit us from paying dividends, then we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends. However, we may be unable or may choose not to refinance the indebtedness or obtain a waiver.
Under the NRS, we may declare dividends on the CHAD Stock if our Board of Directors (or a duly authorized committee thereof) determines that, after giving effect to such dividends, we would be able to pay our debts as they become due in the usual course of business. We may not have sufficient available funds to declare and pay dividends on the CHAD Stock in cash.
If we fail to declare and pay full dividends on the CHAD Stock, then we will be prohibited from paying dividends on our common stock and any other junior securities, subject to limited exceptions. Although we do not currently pay dividends on our common stock, we may decide to do so in the future. In that case, a reduction or elimination of dividends on our common stock may cause the trading price of our common stock to decline, which, in turn, will likely depress the value of the CHAD Stock. Further, no dividends may be declared or paid on any class or series of dividend parity stock unless regular dividends are simultaneously declared on the CHAD Stock on a pro rata basis, as provided in the certificate of designation.
We have not engaged an escrow or independent third-party agent to manage the distribution of dividends, including dividends from the Dividend Payment Account, nor entered into an escrow agreement or other similar arrangement.
We have not engaged, and do not intend to engage, an escrow or independent third-party agent to manage the distribution of dividends, including dividends from the Dividend Payment Account, nor entered into, and do not intend to enter into, an escrow agreement or other similar arrangement. While we intend to manage the distribution of dividends in good faith, there is no independent custodianship of the funds allocated for distribution to the holders of CHAD Stock as dividends, which may result in the mismanagement or misallocation of such funds. In addition, the absence of an escrow or independent third-party agent imposes additional operational and administrative burdens on senior management, and holders of CHAD Stock may experience delayed or incorrect distributions of their dividends.
The CHAD Stock has only limited voting rights.
The CHAD Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of the CHAD Stock, and certain other limited circumstances set forth in the certificate of designation and except as required by the NRS. Holding CHAD Stock does not confer the right to vote together with holders of our common stock on matters on which our holders of common stock are entitled to vote. For example, holders of CHAD Stock, as such, do not have the right to vote in the general election of our directors. However, those holders have a limited right, voting together with holders of any voting parity stock with similar voting rights regarding the election of directors upon a failure to pay dividends, which similar voting rights are then exercisable, to elect one director upon the occurrence of a “regular dividend non-payment event” (as defined in the certificate of designation). Accordingly, the voting provisions of the CHAD Stock may not afford holders meaningful protections for their investment.
We may issue preferred stock in the future that ranks equally with the CHAD Stock with respect to dividends and other distributions as well as liquidation rights, which may adversely affect the rights of preferred stockholders.
Without the consent of any holder of CHAD Stock, we may authorize and issue preferred stock (including additional CHAD Stock) that ranks equally with the CHAD Stock with respect to the payment of dividends and other distributions or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such equally ranked preferred stock in the future, the rights of holders of the CHAD Stock will be diluted and the value of the CHAD Stock may decline. For example, if we issue any dividend parity stock in the future, no dividends may be declared or paid on the CHAD Stock unless regular dividends are simultaneously declared on any dividend parity preferred stock on a pro rata basis.
The terms of the CHAD Stock do not impose any contractual restrictions on our use of the Dividend Payment Account and the Dividend Payment Account could be subject to the claims of creditors.
We have established a Dividend Payment Account to hold the Dividend Reserve for dividend distributions payable to the holders of then-outstanding CHAD Stock. However, the terms of the CHAD Stock do not impose any contractual restrictions or limit our discretion on how we may use the funds in the Dividend Payment Account, nor grant any liens or contractual rights in favor of the holders of CHAD Stock over such funds. For example, we are permitted to invest the proceeds of the Dividend Payment Account in various capital preservation instruments, including short-term investment grade, interest-bearing securities, and money-market funds. We expect that any investment income earned from the Dividend Payment Account will be remitted to us to use for working capital or general corporate purposes, including the acquisition of additional Solana. In addition, we are not contractually required to increase our contributions to the Dividend Payment Account if the dividend rate increases above 13.00% or if we issue additional CHAD Stock. In the event we experience any insolvency issues and/or file for bankruptcy, the proceeds held in the Dividend Payment Account could be subject to the claims of creditors.
An active trading market for the CHAD Stock may not be maintained. If an active trading market is not maintained, then holders of the CHAD Stock may be unable to sell their CHAD Stock at desired times or prices, or at all.
The CHAD Stock is listed on the Nasdaq Capital Market under the symbol “CHAD.” However, the CHAD Stock is a relatively new class of securities, and a liquid trading market for the CHAD Stock may not be maintained, and the listing may be subsequently withdrawn. Accordingly, holders may not be able to sell their CHAD Stock at the times they wish to or at favorable prices, if at all.
The liquidity of the trading market, if any, and future trading prices of the CHAD Stock will depend on many factors, including, among other things, prevailing interest rates, our dividend yield, financial condition, results of operations, business, prospects and credit quality relative to our competitors, the market for similar securities and the overall securities market. Many of these factors are beyond our control.
Market volatility could significantly harm the market for the CHAD Stock, regardless of our financial condition, results of operations, business, prospects or credit quality.
The condition of the financial markets, prevailing interest rates and other factors could significantly affect the value of the CHAD Stock.
The condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the value of the CHAD Stock. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and we would expect an increase in prevailing interest rates to depress the value of the CHAD Stock. An increase in short- or long-term interest rates, including as a result of a rise in actual or expected inflation, could cause the value of the CHAD Stock to fall significantly.
Future sales, or the perception of future sales, of our debt instruments, CHAD Stock, or other classes or series of liquidation parity stock or dividend parity stock could depress the price of the CHAD Stock.
We may issue and sell additional notes, additional CHAD Stock, or other classes or series of liquidation parity stock or dividend parity stock to raise capital, or may issue such securities for other purposes, including in connection with the acquisition of additional Solana. We cannot predict the size and terms of future issuances of such securities or the effect, if any, that future issuances and sales of such securities will have on the market price of the CHAD Stock.
Transactions involving newly issued debt, CHAD Stock, or other series of liquidation parity stock or dividend parity stock could result in a decrease in the market price of our CHAD Stock.
We may be unsuccessful in achieving, or may abandon, our current intention of adjusting the regular dividend rate in such a manner as we believe (in our sole and absolute judgment) would be designed to cause the CHAD Stock to trade at prices, or otherwise have a value, within its targeted long-term trading range of $9.95 and $11.00 per share.
Our current intention, which is subject to change in our sole and absolute discretion, is to adjust the regular dividend rate per annum in such a manner as we believe will maintain the CHAD Stock’s trading price within its stated long-term range of $9.95 and $11.00 per share. However, we have no obligation to do so. Even if we attempt to achieve our current stated intent, any adjustments we make to the regular dividend rate per annum, or any other actions we take, may fail to achieve or maintain a long-term trading level for the CHAD Stock between $9.95 and $11.00 per share. For example, if the CHAD Stock is trading at a price per share above $11.00 and we reduce the regular dividend rate per annum with the goal of decreasing the trading price per share of the CHAD Stock, such reduction may cause the trading price of the CHAD Stock to decrease by a greater amount than we anticipate. Similarly, if the CHAD Stock is trading at a price per share below $9.95 and we increase the regular dividend rate per annum with the goal of increasing the trading price per share of the CHAD Stock, such increase may cause the trading price of the CHAD Stock to increase by a lesser amount than we anticipate.
Further, for any additional shares of CHAD Stock that we issue (whether pursuant to an ATM program or similar offering or otherwise), our current intention (which is subject to change in our sole and absolute discretion) is to issue any such shares of CHAD Stock at a price per share not less than $9.95 or more than $11.00. However, we may issue any additional shares of CHAD Stock at any price we choose.
Like any other security, the trading price or value of the CHAD Stock will depend on a wide range of factors, including those described elsewhere in this “Risk Factors” section and under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, many of which are beyond our control. While we expect that the dividend rate on the CHAD Stock will directly impact its trading price or value, there are many other factors that could have equal or more significant impacts. Any adjustment we make to the regular dividend rate per annum that is designed to achieve a specified trading price or value will, necessarily, be based on assumptions regarding those other factors. These assumptions will always be inaccurate or incomplete to some degree, and potentially to a material extent. Moreover, even if such an adjustment initially achieves a specified trading price or value, the trading price or value may fluctuate significantly throughout the relevant regular dividend period before we have an opportunity to adjust the regular dividend rate per annum for the next regular dividend period.
Importantly, the mere existence of our right to unilaterally adjust the regular dividend rate per annum will impact the trading price and value of the CHAD Stock. Specifically, we expect the trading price of the CHAD Stock at any time to reflect the market’s expectations at that time regarding how we will exercise this right in the foreseeable future. Comments we make regarding our intentions regarding the adjustment of the regular dividend rate per annum could also impact the trading price and value of the CHAD Stock. Modeling the impact of market expectations on the trading price of the CHAD Stock may be impossible. For example, if we increase, or announce an intention to increase, the regular dividend rate per annum, then the trading price of the CHAD Stock may in fact decrease if the market expected us to make a larger increase.
In addition, we are free to abandon our stated intent, as described above, at any time in our sole and absolute discretion and without the consent of any preferred stockholder. See “—Our right to unilaterally reduce the regular dividend rate could cause the CHAD Stock to accumulate dividends at rates that are below those of otherwise comparable instruments, could cause the trading price or value of the CHAD Stock to decrease, and could otherwise significantly harm investors” above.
Holders of CHAD Stock may be treated as receiving deemed distributions, and consequently may be subject to tax with respect to the CHAD Stock under certain circumstances, even though no corresponding distribution of cash has been made.
Under Section 305 of the Internal Revenue Code of 1986, as amended (the “Code”), holders of CHAD Stock may be treated as receiving a deemed distribution on the CHAD Stock under certain circumstances, including (i) an increase in the liquidation preference of the CHAD Stock, (ii) if the CHAD Stock is issued at a discount or (iii) if we can call the CHAD Stock at a price above its issue price. The liquidation preference of the CHAD Stock is subject to adjustment in the manner set forth in the certificate of designation, which adjustment may result in an increase in the liquidation preference. In addition, if our Board of Directors does not declare a dividend on the CHAD Stock in respect of any dividend period before the related dividend payment date, the deferred dividend may be treated as an increase in the liquidation preference of the CHAD Stock. In either case, any increase in the liquidation preference could give rise to a deemed dividend to holders of CHAD Stock. Although the matter is not entirely clear, we believe any such adjustment of liquidation preference in the manner set forth in the certificate of designation, deferred dividend, discount or call premium should not be treated as giving rise to a deemed distribution on the CHAD Stock. However, there is no assurance that the Internal Revenue Service (“IRS”) or an applicable withholding agent will not take a contrary position. A holder may also be treated as receiving a deemed distribution under Section 305 of the Code if we elect to increase the price at which we exercise our optional redemption right. The likelihood of such treatment depends on the circumstances existing at the time the redemption price is adjusted.
Any deemed distribution will generally be taxable to the same extent as a cash distribution. In addition, for any holder of CHAD Stock that is a non-U.S. holder for U.S. federal income tax purposes, any deemed distribution could be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty. Deemed distributions received by a holder of CHAD Stock would not give rise to any cash from which any applicable withholding tax could be satisfied. Accordingly, if we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder of CHAD Stock, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash to such holder of CHAD Stock or sales proceeds received by, or other funds or assets of, such holder of CHAD Stock, or require alternative arrangements with respect to such withholding taxes.
The application of the rules under Section 305 of the Code to the CHAD Stock is uncertain, and holders of CHAD Stock should consult their tax advisors about the impact of these rules in their particular situations.
Holders of CHAD Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
Distributions paid to corporate U.S. holders may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes, and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on the CHAD Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on the CHAD Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the market value of the CHAD Stock may decline.
The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of CHAD Stock.
Under Treasury Regulations promulgated under Section 7701(l) of the Code (the “Fast-Pay Stock Regulations”), if stock of a corporation is structured such that dividends paid with respect to the stock are economically (in whole or in part) a return of the stockholder’s investment (rather than a return on the stockholder’s investment), then the stock is characterized as “fast-pay stock” and is subject to adverse tax reporting requirements and potentially penalties, as described below. In addition, under the Fast-Pay Stock Regulations, unless clearly demonstrated otherwise, stock is presumed to be fast-pay stock in either of two cases. The first is if it is structured to have a dividend that is reasonably expected to decline (as opposed to a dividend rate that is reasonably expected to fluctuate or remain constant). For this purpose, the dividend rate may be viewed as reasonably expected to decline if we are reasonably expected to stop paying regular dividends on the CHAD Stock or to reduce the regular dividend rate over a meaningful time period. The second is if it is issued for an amount that exceeds (by more than a de minimis amount, as determined under applicable Treasury Regulations) the amount at which the stockholder can be compelled to dispose of the stock. It is not clear what amount would constitute “de minimis” in the case of stock with a perpetual term.
The determination of whether stock is fast-pay stock is based on all the facts and circumstances. To determine whether it is fast-pay stock, stock is examined when issued, and, for stock that is not fast-pay stock when issued, when there is a significant modification in the terms of the stock or the related agreements or a significant change in the relevant facts and circumstances. The relevant tax regulations do not indicate the types of significant changes in facts and circumstances that are intended to give rise to such a determination. Therefore, such a change could arise when, for example, there is a change to the terms of optional redemption or a compounded dividend rate comes into effect.
We do not believe that the currently outstanding CHAD Stock is fast-pay stock.
We may issue additional shares of CHAD Stock (or resell any shares that we or any of our subsidiaries have purchased or otherwise acquired) (such additional or resold shares, the “Additional Shares”). We do not intend to issue any Additional Shares that would be treated as fast-pay stock. Moreover, we intend to obtain advice of counsel in connection with future offerings of Additional Shares to analyze the consequences of issuing such Additional Shares in light of any legal developments regarding the definition of fast-pay stock. The liquidation preference of the CHAD Stock is subject to adjustment in the manner set forth in the certificate of designation, and our current intention is to issue any Additional Shares at a price per share not more than $11.00 plus accrued and unpaid dividends that may apply to such instrument at the time of its issuance. As a result, it is generally not expected that the Additional Shares would be issued at such a level of premium above their liquidation preference or optional redemption price at the time of sale so as to implicate the fast-pay stock rules. In addition, we do not intend to adjust the regular dividend rate in a manner that would cause the CHAD Stock to be treated as fast-pay stock. Any adjustment to the regular dividend rate is expected to be consistent with our current intention to maintain a long-term trading level for the CHAD Stock between $9.95 and $11.00 per share, and therefore the CHAD Stock’s dividend rate is generally expected to fluctuate over time. Nonetheless, there may be increased risk that the IRS could assert that such Additional Shares constitute fast-pay stock.
Transactions involving fast-pay stock arrangements are treated as “listed transactions” for U.S. federal income tax purposes. Issuers and holders of any shares of fast-pay stock would be required to report their participation in the transaction on IRS Form 8886 on an annual basis with their U.S. federal income tax returns and would also be required to mail a copy of that form to the IRS Office of Tax Shelter Analysis. Failure to comply with those disclosure requirements could result in the assessment by the IRS of interest, additions to tax and onerous penalties. In addition, an accuracy-related penalty applies under the Code to any reportable transaction understatement attributable to a listed transaction if a significant purpose of the transaction is the avoidance or evasion of U.S. federal income tax. Furthermore, certain material advisors would also be required to file a disclosure statement with the IRS. We may determine that we are required to file an IRS Form 8886 (including a protective filing) in connection with the potential treatment of the outstanding CHAD Stock or any Additional Shares as fast-pay stock. If so, we intend to provide public notice to the holders of the CHAD Stock or Additional Shares, as applicable, which notice may be by a press release, by publication on our investor relations website, or by filing a current report on Form 8-K with the Securities and Exchange Commission.
Notwithstanding our intent not to issue Additional Shares that would be fast-pay stock, the rules regarding the definition of fast-pay stock are unclear in certain respects. Therefore, the IRS could disagree with our determination and treat such Additional Shares as fast-pay stock. In addition, even though we believe that the currently outstanding CHAD Stock is not fast-pay stock, treatment of the Additional Shares as fast-pay stock could result in adverse consequences to holders of the outstanding CHAD Stock, because such Additional Shares may be indistinguishable from the outstanding CHAD Stock. See “—A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of outstanding CHAD Stock to adverse consequences” below.
Accordingly, holders of CHAD Stock are strongly urged to consult their tax advisors regarding the Fast-Pay Stock Regulations and their potential consequences to an investment in the CHAD Stock.
A future issuance of Additional Shares could have an adverse tax profile, which could subject holders of outstanding CHAD Stock to adverse consequences.
We may issue Additional Shares that have a different, and potentially adverse, tax profile or treatment for U.S. federal income tax purposes from the outstanding CHAD Stock. Such Additional Shares would trade under the same CUSIP or other identifying number as the outstanding CHAD Stock. As a result, if the outstanding CHAD Stock is not otherwise distinguishable from the Additional Shares, subsequent purchasers, withholding agents and potentially the IRS may treat the outstanding CHAD Stock as having the same profile or treatment as such Additional Shares.
For example, notwithstanding our intent not to issue any Additional Shares that are fast-pay stock, the IRS could assert that such Additional Shares constitute fast-pay stock. See “—The tax rules applicable to “fast-pay stock” could result in adverse consequences to holders of CHAD Stock” above.
Furthermore, if any Additional Shares are issued at a price that exceeds their liquidation preference, such Additional Shares would constitute “disqualified preferred stock” within the meaning of Section 1059(f)(2) of the Code. In that case, any corporate U.S. holder generally will be required to reduce its tax basis (but not below zero) in the CHAD Stock by the amount of any dividends-received deduction it receives. The liquidation preference of the CHAD Stock is subject to adjustment in the manner set forth in the certificate of designation, and that adjustment may be taken into account in determining whether shares are disqualified preferred stock. If Additional Shares are considered disqualified preferred stock, the outstanding CHAD Stock could also be subject to the same treatment as a practical matter due to fungible trading.
If any Additional Shares are sold at a discount (or at a discount that exceeds the discount that applied to the outstanding CHAD Stock at issuance), such Additional Shares may be subject to rules that require the accrual of such discount (or such greater discount) currently over the deemed term of the Additional Shares as deemed distributions. These U.S. tax rules are similar to those governing original issue discount for debt instruments. In that event, the IRS or a withholding agent may treat any such discount as resulting in deemed taxable distributions with respect to the outstanding CHAD Stock as well as such Additional Shares.
The IRS or other parties (such as withholding agents) may not be able to distinguish between the outstanding CHAD Stock and the Additional Shares. As a result, a holder of CHAD Stock might be subject to adverse tax consequences or might be required to demonstrate to the IRS (or such other parties) that the holder purchased the outstanding CHAD Stock as opposed to such Additional Shares. Moreover, any adverse tax consequences as described above in connection with the future issuance of Additional Shares may adversely affect the market value of the outstanding CHAD Stock.
Provisions of the CHAD Stock could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the CHAD Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, subject to limited exceptions set forth in the certificate of designation, preferred stockholders will have the right to require us to repurchase their CHAD Stock for cash. These fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that preferred stockholders may view as favorable.
An investment in the CHAD Stock may be harmed if we redeem the CHAD Stock.
We have the right to redeem the CHAD Stock in certain circumstances set forth in the certificate of designation. If we redeem a holder’s CHAD Stock, then the holder may be unable to reinvest any proceeds from the redemption in comparable investments at favorable dividend or interest rates. Furthermore, if we elect to redeem the CHAD Stock, the redemption price per share of CHAD Stock that we redeem may be less than the price per share that the holder may receive upon a sale of the CHAD Stock in the open market. In addition, a redemption of less than all of the outstanding CHAD Stock may harm the liquidity of the market for the unredeemed CHAD Stock following the redemption. Accordingly, if a holder’s CHAD Stock is not redeemed in a partial redemption, then the holder may be unable to sell the CHAD Stock at the desired times or at favorable prices, if at all, and the trading price of the CHAD Stock may decline.
We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.
Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the following activities are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers: the execution of or changes to our Treasury Reserve Policy or our SOL strategy, our use of leverage, the manner in which our SOL is custodied, our ability to engage in transactions with affiliated parties, and our operating and investment activities generally. For example, although a significant change to our Treasury Reserve Policy would require the approval of our Board of Directors, no stockholder or regulatory approval would be necessary. Consequently, our Board of Directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our SOL holdings or other activities we may pursue. It also has the power to change our current policies, including our strategy of acquiring and holding SOL. Additionally, we are not a registered money market fund under the Investment Company Act and we do not operate as a registered money market fund. Holders of CHAD Stock do not benefit from the protections available to holders of securities of a registered money market fund.
The accounting method for the CHAD Stock may result in lower reported net earnings attributable to common stockholders.
The accounting method for reflecting the provisions of the CHAD Stock in our financial statements may adversely affect our reported earnings. Applicable accounting standards may require us to separately account for certain redemption features associated with the CHAD Stock as embedded derivatives. Under this treatment, any embedded derivatives are measured at their fair value and accounted for separately as liabilities that are marked-to-market at the end of each reporting period. For each financial statement period, a gain or loss will be reported in our statement of operations to the extent the valuation of any of the embedded derivatives changes from the previous period. This accounting treatment may subject our reported net income (loss) to significant non-cash volatility.
In addition, accounting standards may change in the future. Accordingly, we may account for the CHAD Stock in a manner that is significantly different than described above.
Because the CHAD Stock is held in book-entry form, holders of the CHAD Stock must rely on DTC’s procedures to exercise their rights and remedies.
The CHAD Stock was issued in the form of one or more “global certificates” registered in the name of Cede & Co., as nominee of DTC. Beneficial interests in global certificates are shown on, and transfers of global certificates are effected only through, the records maintained by DTC. Except in limited circumstances, we will not issue physical certificates representing the CHAD Stock. Accordingly, an owner of a beneficial interest in a global certificate is not considered an owner or holder of the CHAD Stock. Instead, DTC or its nominee is the sole holder of the CHAD Stock. Payments of cash dividends and other cash amounts on global certificates are made to the paying agent, who remits the payments to DTC. We expect that DTC will then credit those payments to the DTC participant accounts that hold book-entry interests in the global certificates and that those participants will credit the payments to indirect DTC participants. Unlike persons who have physical certificates registered in their names, owners of beneficial interests in global certificates do not have the direct right to act on our solicitations for consents or requests for waivers or other actions from holders of the CHAD Stock. Instead, those beneficial owners are permitted to act only to the extent that they have received appropriate proxies to do so from DTC or, if applicable, a DTC participant. The applicable procedures for the granting of these proxies may not be sufficient to enable owners of beneficial interests in global certificates to vote on any requested actions on a timely basis.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
STOCK REPURCHASE ACTIVITY

The table below summarizes the stock repurchase activity under our stock repurchase program during the three months ended September 30, 2026:

(in thousands, except per share amounts)	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Balance as of June 30, 2026	3,651	$6.03	3,651	$77,973
July 1, 2026 through July 31, 2026	—	—	—	—
August 1, 2026 through August 31, 2026	—	—	—	—
September 1, 2026 through September 30, 2026	—	—	—	—
Balance as of September 30, 2026	3,651	$6.03	3,651	$77,973
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
EMPLOYEE EQUITY INCENTIVE PROGRAM SHARE WITHHOLDING
We withhold shares of our common stock associated with net share settlements to cover tax withholding obligations of awards under our employee equity incentive program. During the three and nine months ended September 2026, we withheld approximately 10.6 thousand and 50.2 thousand shares, respectively, for a total value of $40.0 thousand and $193.1 thousand, respectively, through net share settlements.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
INSIDER TRADING ARRANGEMENTS

None of our officers or directors, as defined in Rule 16a-1 (f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement", as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1
Underwriting Agreement, dated September 3, 2026, between DeFi Development Corp. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2026).

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
3.3
Certificate of Designation establishing the Variable Rate Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A filed with the SEC on September 3, 2026 (File No. 001-41748)).

3.4
Certificate of Amendment to the Certificate of Designation relating to the Variable Rate Series C Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2026).

10.1
Consulting Agreement, dated August 10, 2026, by and between DeFi Development Corp. and Parker White (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2026).

10.2
Sales Agreement, dated September 11, 2026, between DeFi Development Corp. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 11, 2026).

31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1*†	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DeFi DEVELOPMENT CORP.
(Registrant)

Date: November 12, 2026	By:	/s/Joseph Onorati
Joseph Onorati Chief Executive Officer, President and Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/Fei (John) Han
Fei (John) Han Chief Financial Officer (Principal Financial and Accounting Officer)

